Form 10-Q
period 2017-09-30
Techpoint, Inc.
filed 2017-11-13
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55843

Techpoint, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0806545
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 N. First Street, #550

San Jose, CA 95131 USA

(408) 324-0588

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2017, the registrant had 17,021,905 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$20,824	$10,006
Accounts receivables	60	79
Inventory	2,828	2,583
Prepaid expenses and other current assets	487	273
Total current assets	24,199	12,941
Property and equipment - net	332	401
Deferred tax assets	1,157	1,022
Other assets	150	1,188
Total assets	$25,838	$15,552
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,372	$777
Accrued liabilities	1,162	481
Liability related to early exercised stock options	153	223
Customer deposits	100	745
Total current liabilities	2,787	2,226
Other liabilities	131	90
Total liabilities	2,918	2,316
Commitments and contingencies (Note 5)
Stockholders’ equity
Convertible preferred stock: 11,660,000 shares authorized, no par value
Series seed convertible preferred stock - 4,660,000 shares designated; nil and 4,660,000 shares issued and outstanding (aggregate liquidation value of nil and $1,165) as of September 30, 2017 and December 31, 2016, respectively	—	1,156
Series A convertible preferred stock - 4,500,000 shares designated; nil and 4,500,000 shares issued and outstanding (aggregate liquidation value of nil and $4,500) as of September 30, 2017 and December 31, 2016, respectively	—	4,477
Series B convertible preferred stock - 2,500,000 shares designated; nil and 1,582,500 shares issued and outstanding (aggregate liquidation value of nil and $3,165) as of September 30, 2017 and December 31, 2016, respectively	—	3,161
Common stock, no par value per share - Nil and 20,500,000 shares authorized as of September 30, 2017 and December 31, 2016; nil and 3,725,238 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, par value $0.0001 per share - 75,000,000 and nil shares authorized as of September 30, 2017 and December 31, 2016; 16,365,738 and nil shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	—
Additional paid-in-capital	15,592	813
Retained earnings	7,326	3,629
Total stockholders’ equity	22,920	13,236
Total liabilities and stockholders’ equity	$25,838	$15,552

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$8,112	$7,628	$23,381	$21,268
Cost of revenue	3,427	3,388	9,749	9,836
Gross profit	4,685	4,240	13,632	11,432
Operating expenses
Research and development	1,156	1,180	3,817	3,376
Selling, general and administrative	1,541	1,099	4,126	3,561
Total operating expenses	2,697	2,279	7,943	6,937
Income from operations	1,988	1,961	5,689	4,495
Other income (expense)	(59)	(1)	(69)	10
Income before income taxes	1,929	1,960	5,620	4,505
Income taxes	646	630	1,923	1,463
Net income	$1,283	$1,330	$3,697	$3,042
Net income allocable to preferred stockholders	$778	$995	$2,559	$2,300
Net income allocable to common stockholders	$505	$335	$1,138	$742
Net income per share allocable to common stockholders:
Basic	$0.09	$0.09	$0.25	$0.21
Diluted	$0.08	$0.09	$0.24	$0.19
Weighted average shares outstanding in computing net income per share allocable to common stockholders
Basic	5,827,662	3,621,118	4,515,414	3,465,773
Diluted	6,667,371	4,458,417	5,327,685	5,202,502

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$3,697	$3,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	102
Stock-based compensation	733	320
Write-off of long lived assets	9	—
Deferred income taxes	(135)	(19)
Changes in operating assets and liabilities:
Accounts receivable	19	(157)
Inventory	(245)	(1,418)
Prepaid expenses and other current assets	(214)	100
Other assets	(7)	(10)
Accounts payable	422	(1,026)
Accrued expenses	324	214
Customer deposits	(645)	(1,154)
Other liabilities	41	53
Net cash provided by operating activities	4,153	47
Cash Flows From Investing Activities
Purchase of property and equipment	(145)	(313)
Net cash used in investing activities	(145)	(313)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriter commission	8,139	—
Net proceeds from exercise of stock options	26	112
Payments of deferred offering costs	(1,355)	(735)
Net cash provided by (used in) financing activities	6,810	(623)
Net increase in cash and cash equivalents	10,818	(889)
Cash and cash equivalents at beginning of period	10,006	9,463
Cash and cash equivalents at end of period	$20,824	$8,574

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,834	$1,230
Supplemental Disclosure of Noncash Investing and Financing Information
Conversion of preferred stock to common stock upon initial public offering	$8,792	$—
Unpaid deferred offering costs	$741	$144
Vesting of early exercised options	$79	$58
Property and equipment purchased but not yet paid	$—	$2

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Techpoint, Inc. and its wholly-owned subsidiaries (the “Company”) was originally incorporated in California in April 2012 and reincorporated into Delaware in July 2017. The Company is a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. The Company is headquartered in San Jose, California.

Initial Public Offering

On September 29, 2017, the Company completed its initial public offering (“IPO”) of Japanese depositary shares (“JDS”).  In connection with the IPO, the Company sold 1,520,000 JDSs, represented by 1,520,000 shares of the Company’s common stock at a price to the public of $5.85 per share for net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million. Additionally, offering costs incurred by the Company totaled $3.0 million. Proceeds from the IPO were received and maintained in Japanese yen as of September 30, 2017, and were subject to foreign currency revaluation.  Prior to the closing of the Company’s IPO, all outstanding shares of its preferred stock converted to common stock on a one-to-one basis.

On October 25, 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 shares of JDSs, represented by 228,000 shares of common stock, pursuant to the underwriters’ over-allotment option.  We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriter discounts and commissions of $0.1 million.  The accompanying unaudited condensed financial statements, including share and per share amounts, do not give effect to the exercise of the over-allotment option by the underwriters in the IPO.

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense) in the Consolidated Statements of Operations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2016 contained in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on September 20, 2017.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which only include normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods and are not necessarily indicative of the results to be expected for the full fiscal year or for any other future annual or interim periods.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the consolidated financial statements include inventory valuation, valuation allowance for recorded deferred tax assets, and stock based compensation. These estimates are based upon information available as of the date of the consolidated financial statements. Actual results could differ materially from those estimates.

Concentration of Customer and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Risks associated with cash and cash equivalents are mitigated by banking with creditworthy institutions. The Company generally requires advance payments from customers. The Company also performs credit evaluations of its customers and provides credit to certain customers in the normal course of business. The Company has not incurred bad debt write-offs during any of the periods presented.

For the nine months ended September 30, 2017 and 2016, one customer, a distributor, accounted for 73% and 86% of revenue, respectively. Additionally, for the nine months ended September 30, 2017 and 2016, one of our end-customers accounted for 60% and 65% of revenue, respectively, which primarily occurred through this distributor. No other customers accounted for 10% or greater of our revenue in the nine months ended September 30, 2017 or 2016, respectively.

Recently Adopted Accounting Pronouncements

Stock Compensation Guidance. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 (ASC Topic 718), Stock Compensation — Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share based payment transactions, including the income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning the first quarter of fiscal 2017. The Company adopted the guidance in the first quarter of fiscal 2017, which resulted in no material impacts on its financial position, results of operations, or cash flows, and expects the primary impact of this standard to be the income tax effects of awards recognized in the income statement when the awards are vested or settled. The potential tax impacts remain unknown until the award vest or settlement date.

Inventory Measurement Guidance. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, amending ASC 330. Upon adoption, this topic supersedes the existing guidance under ASC 330 and aims to simplify the subsequent measurement of inventory. Currently, inventory can be measured at the lower of cost or market, which could result in several potential outcomes, as market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The major amendments would be as follows: 1. Inventory should be measured at the lower of cost or net realizable value. 2. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. 3. The amendment does not apply to inventory measured under LIFO or the retail inventory method. 4. The amendment does apply to all other inventory, which includes inventory measured via FIFO or average cost. ASU 2015-11 became effective for periods beginning after December 15, 2016 (including interim reporting periods within those fiscal years), or the first quarter of fiscal 2017. The Company adopted this guidance in the first quarter of fiscal 2017, which resulted in no material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company does not expect that the adoption of this amendment will have a material impact on its consolidated financial statements.

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC Topic 606. Upon adoption, this topic supersedes the existing guidance under ASC 605 and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are 5 core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 will become effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application.

The Company has preliminarily completed its evaluation of the effect of the standard on the Company’s financial statements. The Company’s evaluation focused on the review of significant customer contracts as well as business processes, systems and controls required to support appropriate recognition and disclosure under the new standard. Based on the Company’s preliminary evaluation, the Company has not yet identified any expected material impact on the financial statements from the review of its existing customer contracts.  The Company will evaluate new contracts with customers as they are obtained and will adopt the standard using the modified retrospective approach in the first quarter of 2018.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$1,248	$1,741
Work in process	1,580	842
Total inventory	$2,828	$2,583

Property and Equipment - Net

Property and equipment - net consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer equipment	$647	$605
Furniture	31	37
Leasehold improvements	58	22
Total property and equipment	736	664
Less: accumulated depreciation	(404)	(263)
Total property and equipment - net	$332	$401

The Company recorded $53,000 and $44,000 of depreciation expense for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million nine months ended September 30, 2017 and 2016, respectively.

Accrued Liabilities

Accured liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Payroll-related expenses	$319	$144
Engineering services	65	110
Professional fees	456	95
Accrued Warranty	77	83
Taxes Payable	220	27
Other	25	22
Total accrued liabilities	$1,162	$481

Customer Deposits

Customer deposits represent payments received in advance of shipments of $0.1 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively.

3. Fair Value Measurements

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of September 30, 2017
Assets:
Money market funds	$6,945	$—	$—	$6,945
As of December 31, 2016
Assets:
Money market funds	$4,932	$—	$—	$4,932

As of September 30, 2017 and December 31, 2016, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in one reportable segment, which is comprised of one operating segment, the designing, marketing and selling of mixed-signal integrated circuits for the security surveillance and automotive markets.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
China	$6,968	$6,485	$19,806	$18,713
South Korea	705	434	2,156	1,157
Taiwan	277	413	650	1,062
Other	162	296	769	336
Total revenue	$8,112	$7,628	$23,381	$21,268

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Security surveillance	$7,388	$7,308	$21,415	$20,920
Automotive	724	320	1,966	348
Total revenue	$8,112	$7,628	$23,381	$21,268

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Taiwan	$194	$255
United States	103	83
Japan	21	39
China	12	19
South Korea	2	5
Total property and equipment - net	$332	$401

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020.

As of September 30, 2017, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2017 (remaining three months)	$79
2018	359
2019	345
2020	59
Total	$842

Rent expense under operating leases was $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Purchase Commitments

As of September 30, 2017, the Company had purchase commitments with its third-party suppliers through fiscal year 2018. Future minimum payments under purchase commitments are $45,000 and $63,000 for the years ending December 31, 2017 and 2018, respectively.

Litigation

Although the Company is not currently subject to any litigation, and no litigation is currently threatened against it, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable.

Indemnification

During the normal course of business, the Company may make certain indemnities, commitments and guarantees which may include intellectual property indemnities to certain of the Company’s customers in connection with the sales of the Company’s products and indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by a customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in such capacities.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

6. Stockholders’ Equity

Convertbile Preferred Stock

The Company had authorized and issued Series Seed Preferred Stock (“Series Seed”), Series A preferred stock (“Series A”), and Series B preferred stock (“Series B”). Preferred stock outstanding as of December 31, 2016 consisted of the following (in thousands, except share and per share data):

	December 31, 2016
Series	Period Issued	Price per Share	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Value	Carrying Value
Seed	July 2012	$0.25	4,660,000	4,660,000	$1,165	$1,156
A	November 2012 to June 2013	$1.00	4,500,000	4,500,000	4,500	4,477
B	June 2014 to October 2014	$2.00	2,500,000	1,582,500	3,165	3,161
Total			11,660,000	10,742,500	$8,830	$8,794

Prior to the closing of the Company’s IPO, all shares of the then-outstanding convertible preferred stock, as shown in the table above, converted on a one-for-one basis into common stock.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2017. The shares of common stock issued and outstanding were 16,365,738 excluding 330,167 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock as of September 30, 2017.

The Company has reserved the following number of shares of common stock for future issuances:

September 30,
2017
Outstanding stock awards	1,732,001
Shares available for future issuance under the 2017 Stock Incentive Plan	3,953,649
Total common stock reserved for future issuances	5,685,650

7. Stock Option Plan

Stock Incentive Plan

In April 2012, the Company adopted the 2012 Stock Option Plan (“2012 Plan”). The 2012 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Company’s board of directors. Under the terms of the 2012 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the Company’s board of directors. The terms of options granted under the 2012 Plan may not exceed ten years.

In August 2017, the Company adopted the 2017 Stock Option Plan (“2017 Plan”). The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. The Company has reserved 3,953,649 shares of its common stock for issuance under the 2017 Plan, including 1,453,649 shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated will be added to the 2017 Plan. The number of shares that have been authorized for issuance under the 2017 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The 2017 Plan provides for the granting of incentive stock options, or ISOs, within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, or NSOs, to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, or SARs, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company has various vesting agreements with employees. Options granted to employees generally vest over a five-year period with 20% vesting at the end of one year and the remaining to vest monthly thereafter. Options granted generally are exercisable up to 10 years.

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid in capital as the repurchase right lapses. The Company issued 37,167 and 302,083 unvested shares of common stock upon early exercise for the nine months ended September 30, 2017 and 2016, respectively, for total exercise proceeds of $26,000 and $113,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company repurchased 45,666 and 37,167 shares, respectively, of unvested common stock related to early exercised stock options at the original purchase price due to termination of employees. As of September 30, 2017, 330,167 shares held by employees and nonemployees were subject to repurchase at an aggregate price of $153,000.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2016 (1)	2,017,983	1,545,667	$0.81	8.2	$3,216
Authorized	2,500,000	—	$—
Granted	(583,500)	583,500	$2.99
Exercised (2)	—	(378,000)	$0.26
Canceled	49,166	(49,166)	$0.41
As of September 30, 2017 (1)	3,983,649	1,702,001	$1.69	8.5	$17,877
Options vested and expected to vest as of September 30, 2017		1,596,114	$1.65	8.5	$16,831
Options vested and exercisable as of September 30, 2017		373,137	$1.17	7.8	$4,116

(1)

Excludes 30,000 shares of common stock granted as restricted stock unit awards during the year ended December 31, 2016. No restricted stock unit awards were granted during the nine months ended September 30, 2017.

(2)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at September 30, 2017, are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.03	1,000	5.0	$0.03	—	$—
$0.10	51,667	5.6	$0.10	30,000	$0.10
$0.16	147,500	6.3	$0.16	73,583	$0.16
$0.37	364,834	7.6	$0.37	84,000	$0.37
$0.97	272,083	8.5	$0.97	59,644	$0.97
$2.51	281,834	8.9	$2.51	91,451	$2.51
$2.89	55,000	9.4	$2.89	—	$—
$2.93	373,083	9.6	$2.93	30,708	$2.93
$3.18	155,000	9.8	$3.18	3,750	$3.18
	1,702,001	8.5	$1.69	373,136	$1.17

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2017 and 2016 was $0.4 million and $0.8 million, respectively.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$9	$4	$22	$11
Research and development	110	25	187	73
Selling, general and administrative	324	104	524	236
Total	$443	$133	$733	$320

9. Net Income Per Share

For the periods presented prior to the Company’s IPO, basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. Prior to the closing of the Company’s IPO, all outstanding shares of its Series Seed, Series A, and Series B convertible preferred shares, which were participating securities, were converted to common stock on a one-to-one basis. The common stock issued for the conversion of 10,742,500 preferred shares were included in calculation of the weighted average shares outstanding for the three and nine months period ended September 30, 2017.

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Basic:
Net income	$1,283	$1,330	$3,697	$3,042
Net income allocable to preferred stockholders	778	995	2,559	2,300
Net income allocable to common stockholders	505	335	1,138	742
Diluted:
Net income	1,283	1,330	3,697	3,042
Net income allocable to preferred stockholders	737	940	2,425	2,049
Net income allocable to common stockholders	546	390	1,272	993
Denominator:
Basic shares:
Weighted average shares outstanding in computing basic net income per share allocable to common stockholders	5,827,662	3,621,118	4,515,414	3,465,773
Diluted shares:
Effect of potentially dilutive securities:
Stock options (1)	839,709	837,299	812,271	1,736,729
Weighted average shares used in computing diluted net income per common share allocable to common stockholders	6,667,371	4,458,417	5,327,685	5,202,502
Net income per common share:
Basic	$0.09	$0.09	$0.25	$0.21
Diluted	$0.08	$0.09	$0.24	$0.19

(1)	Including early-exercised options.

The potentially dilutive securities outstanding as of September 30, 2017 and 2016 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 2,988 and 39,860 shares, respectively, related to stock options.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Domestic	$1,891	$1,929	$5,535	$4,447
Foreign	38	31	85	58
Income before income taxes	$1,929	$1,960	$5,620	$4,505

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$633	$620	$1,894	$1,444
Foreign	13	10	29	19
Provision for income taxes	$646	$630	$1,923	$1,463

On April 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48)(now codified in ASC 740), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

At September 30, 2017 there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

At September 30, 2017, the Company had approximately $0.2 million of unrecognized tax benefits of which $0.1 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company's effective tax rate due.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 2013 to 2016.

11. Subsequent Events

On October 25, 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 shares of JDSs, represented by 228,000 shares of common stock, pursuant to the underwriters’ over-allotment option.  We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriting discounts and commissions of $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law.

General Backgound

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b)(4), on September 20, 2017 (“Prospectus”). This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q.

In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition, or SD, video to high definition, or HD, video in the security surveillance and automotive industries. We target specific video applications that receive and process high definition analog video signals, including surveillance cameras, surveillance digital video recorders, or DVRs, as well as cameras in automobiles. We design application specific products that utilize our HD analog transmission technology and perform advanced digital video processing to facilitate the display, transmission and storage of video content. We believe designing our integrated circuits for specific applications allows us to better address varying end-customer requirements, fully leverage our technological capabilities and achieve greater share within our target markets.

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by leading security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in its respective country and together accounted for 61% of our revenue in the nine months ended September 30, 2017.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. We began shipping our products in 2013 and to date, we have sold over 56 million integrated circuits. Our revenue has increased 10% to $23.4 million for the nine months ended September 30, 2017 from $21.3 million for the nine months ended September 30, 2016. We recorded net income of $3.7 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. The security surveillance market accounted for a majority of our revenue in the nine months ended September 30, 2017 and 2016. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We recognized $2.0 million and $0.3 million of revenue on sales into the automotive market in the nine months ended September 30, 2017 and 2016, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers, or ODMs. In the nine months ended September 30, 2017 and 2016, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to 24 months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, tending to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from three to six months for the security surveillance market and one to three years for the automotive industry. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the nine months ended September 30, 2017 and 2016, our research and development expense was $3.8 million and $3.4 million, respectively. We expect that our research and development expenses will increase significantly in the future as we pursue additional opportunities. As of September 30, 2017, we had 63 employees, 23 of whom are in research and development. We also had 4 full-time contractors based in China and South Korea. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. In the nine months ended September 30, 2017, three of our end-customers accounted for 71% of our revenue, one of which, Hikvision, the largest security surveillance manufacturer in China, accounted for 60%. In the nine months ended September 30, 2016, Hikvision accounted for 65% of our revenue, respectively. While we expect the composition of our end-customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing end-customers that make large orders.

Design wins with new and existing customers. We believe our products provide high-quality HD video with an attractive combination of characteristics, at a lower overall cost than competing solutions. In order to get our solutions designed into our end-customer’s products, we work with our end-customers and potential end-customers to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where an end-customer has tested our product, verified that our product meets its requirements and qualified our integrated circuits for their products. We have secured design wins with major automotive manufacturers to sell our solutions to them for automotive backup cameras. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from end-customers, internal estimates of end-customer demand factoring in expected time to market for end-customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

Product adoption and safety regulations in the automotive market. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. Certain jurisdictions, including the United States, have passed laws and regulations requiring that all new cars sold after a certain date must contain back-up cameras. If these jurisdictions do not maintain and implement these rules, or if back-up cameras are not put into automobiles sold in other locations as well, or do so more slowly than we expect, our financial results could be adversely affected.

Investment in growth. We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth and expanding our infrastructure. We expect our total operating expenses to increase significantly in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in the near term of adding additional sales and field applications personnel in the Asia-Pacific region to further broaden our support and coverage of our existing end-customer base, in addition to developing new end-customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations into new areas internationally, our business and results will become further subject to the risks and challenges of operations in those locations, including potentially higher operating expenses and the impact of legal and regulatory developments.

Components of Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODMs, contract manufacturers and design houses. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met, which generally occurs when we ship our product to the distributors.

Cost of revenue

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our products. To a lesser extent, cost of revenue also includes write-downs of inventory for excess and obsolete inventory, depreciation of test equipment, and expenses relating to manufacturing support activities, including personnel-related costs, logistics and quality assurance and shipping.

Research and Development Expenses

Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in developing new products and headcount to support our development efforts.

Selling, General and Administrative Expenses

Selling expenses consist primarily of personnel-related costs for our sales, business development, marketing, and applications engineering activities, promotional and other marketing expenses, and travel expenses. We expect selling expenses to increase in absolute dollars for the foreseeable future as we continue to expand our sales teams and increase our marketing activities.

General and administrative expenses consist primarily of personnel-related costs, consulting expenses and professional fees. Professional fees principally consist of legal, audit, tax and accounting services. We expect general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including higher legal, insurance and accounting expenses, particularly with respect to operating as a U.S. company that is publicly traded in Japan.

Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of selling expenses and general and administrative expenses.

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research tax credit and non-deductible stock-based compensation.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$8,112	$7,628	$23,381	$21,268
Cost of revenue (1)	3,427	3,388	9,749	9,836
Gross profit	4,685	4,240	13,632	11,432
Operating expenses: (1)
Research and development	1,156	1,180	3,817	3,376
Selling, general and administrative	1,541	1,099	4,126	3,561
Total operating expenses	2,697	2,279	7,943	6,937
Income from operations	1,988	1,961	5,689	4,495
Other income (expense)	(59)	(1)	(69)	10
Income before income taxes	1,929	1,960	5,620	4,505
Income taxes	646	630	1,923	1,463
Net income	$1,283	$1,330	$3,697	$3,042

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$9	$4	$22	$11
Research and development	110	25	187	73
Selling, general and administrative	324	104	524	236
Total	$443	$133	$733	$320

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	42	44	42	46
Gross profit	58	56	58	54
Operating expenses:
Research and development	14	15	16	16
Selling, general and administrative	19	15	18	17
Total operating expenses	33	30	34	33
Income from operations	25	26	24	21
Other income (expense)	(1)	0	0	0
Income before income taxes	24	26	24	21
Income taxes	8	8	8	7
Net income	16%	18%	16%	14%

Comparison of the Three and Nine Months Ended September 30, 2017 and September 30, 2016

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$8,112	$7,628	$484	6%	$23,381	$21,268	$2,113	10%

Revenue increased $0.5 million, or 6%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Revenue increased $2.1 million, or 10%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases are primarily due to a 10% and 15% increase in volume of shipments as a result of increased demand for our HD-TVI receiver products in the automotive market offset by a 3% and 5% decrease in overall average selling price due to change in product mix for the three and nine months ended September 30, 2017, respectively, compared to the same periods ended September 30, 2016.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
China	86%	85%	85%	88%
South Korea	9	6	9	5
Taiwan	3	5	3	5
Other	2	4	3	2
Total revenue	100%	100%	100%	100%

We derived substantially all of our revenue from sales to customers in Asia, and China in particular, which accounted for 86% and 85% of our revenue for the three months ended September 30, 2017 and 2016, respectively, and 85% and 88% for the nine months ended September 30, 2017 and 2016, respectively. Because our customers market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our customers’ product sales and end-customer design win activity occur, but rather is an indication of where their operations reside.

Cost of revenue and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$3,427	$3,388	$39	1%	$9,749	$9,836	$(87)	(1)%
Gross margin	58%	56%			58%	54%

Cost of revenue increased by $39,000, or 1%, while gross margin increased to 58% from 56% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Cost of revenue increased due to a 10% increase in volume of shipments offset by a 7% decrease in unit costs as a result of lower material costs.

Cost of revenue decreased by $87,000, or 1%, while gross margin increased to 58% from 54% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in cost of revenue was primarily driven by a $0.3 million decrease in period costs and decrease in unit cost driven by changes in product mix offset by a 15% increase in shipment volume.

Gross margin fluctuations are due to changes in product mix. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$1,156	$1,180	$(24)	(2)%	$3,817	$3,376	$441	13%

Research and development expenses decreased $24,000, or 2%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to a decrease of $0.3 million in tape-out expenses offset by increases of $0.1 million in stock-based compensation and $0.1 million in product development costs.

Research and development expenses increased $0.4 million, or 13%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase of $0.2 million in tape-out expenses and $0.2 million in product development costs.

Selling, general and administrative expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,541	$1,099	$442	40%	$4,126	$3,561	$565	16%

Selling, general and administrative expenses increased $0.4 million, or 40%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and $0.6 million, or 16%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. These increases were primarily due to increased personnel costs of $0.4 million and $0.6 million due to increases in headcount of six employees for the three and nine months ended September 30, 2017, respectively, compared to the same periods ended September 30, 2016.

Other income and expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other income (expense)	$(59)	$(1)	$(58)	5,800%	$(69)	$10	$(79)	(790)%

Other expense of $59,000 and $69,000 for the three and nine months ended September 30, 2017 was driven by the foreign currency exchange impact relating to IPO proceeds received in September 2017.

Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Income taxes	$646	$630	$16	3%	$1,923	$1,463	$460	31%

The provision for income taxes increased $16,000, or 3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and $0.5 million, or 31%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase in taxable income. There were no significant provision fluctuations related to the change in state and foreign income taxes. There were no valuation allowance releases for the three or nine months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with revenue from sales of our mixed-signal integrated circuits and with gross proceeds from the sale of an aggregate of $8.8 million of convertible preferred stock. In September 2017, we completed our IPO of Japanese depositary shares and received net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million.

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of September 30, 2017 were $20.8 million. Substantially all of our cash and cash equivalents are held in the United States. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$4,153	$47
Net cash used in investing activities	(145)	(313)
Net cash provided by (used in) financing activities	6,810	(623)
Net increase (decrease) in cash and cash equivalents	$10,818	$(889)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2017, net cash provided by operating activities was $4.2 million, primarily due to net income of $3.7 million, a net increase in non-cash charges of $0.8 million primarily driven by stock-based compensation, depreciation and amortization offset by deferred income taxes, offset by a net decrease in the net change in operating assets and liabilities of $0.3 million. The change in our net operating assets and liabilities was primarily due to a $0.6 million decrease in customer deposits due to timing of customer pre-payments offset by a $0.4 million increase in accounts payable due to timing of vendor payment.

During the nine months ended September 30, 2016, net cash provided by operating activities was $47,000, primarily due to net income of $3.0 million, a net increase in non-cash charges of $0.4 million primarily driven by stock-based compensation, depreciation and amortization offset by deferred income taxes, offset by a net decrease in the net change in operating assets and liabilities of $3.4 million. The change in our net operating assets and liabilities was primarily due to a $1.4 million increase in inventory to support anticipated demand, a $1.0 million decrease in accounts payable due to timing of vendor payment and a $1.2 million decrease in customer deposits due to timing of customer pre-payments.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make capital expenditures to support the continued growth of our business. During the nine months ended September 30, 2017 and 2016, cash used in investing activities was $0.1 million and $0.3 million, respectively, due to purchases of property and equipment.

Financing Activities

Cash flows used in financing activities consists primarily of payments for activities related to the process of becoming a public company and proceeds received from IPO and stock option exercises. During the nine months ended September 30, 2017, IPO proceeds received were $8.1 million offset by payments for deferred offering costs of $1.4 million. During the nine months ended September 30, 2016, payments for deferred offering costs were $0.7 million offset by $0.1 million of net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of September 30, 2017 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years
		(in thousands)
Operating leases	$842	$354	$488	$—	$—
Purchase commitments	108	108	—	—	—
Total	$950	$462	$488	$—	$—

Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating activities. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the nine months ended September 30, 2017 and 2016. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the nine months ended September 30, 2017 and 2016 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other income (expense) on our Consolidated Statement of Operations.

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at September 30, 2017, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We were incorporated in 2012 and began shipping our integrated circuits in 2013. Our limited operating history and limited experience selling products, combined with the rapidly evolving and competitive nature of our markets, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the security surveillance and automotive industries in general, and the growth and adoption of new security surveillance technologies and automotive video applications in particular, and changes in macroeconomic conditions. Our future revenue growth rate, and the success of our business, will depend in particular upon the success of our automotive video business. We have not yet recognized significant revenue from the automotive market, and we may not be successful in growing our revenue in this area. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

We face intense competition, including from our end-customers and potential end-customers, and we may not be able to compete effectively, which could reduce our market share and decrease our revenue and profitability.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuous evolving end-customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors, which include our current or potential end-customers as they seek to internally develop solutions competitive with ours. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers, large automotive equipment manufacturers’ internally developed solutions, and others, and our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential end-customers. Some of our current and potential end-customers with their own internally developed solutions may choose not to purchase products from third-party suppliers like us.

We primarily sell our products through a limited number of distributors and to a limited number of end-customers, and if our relationships with one or more of those distributors or end-customers were to terminate, our operating results may be harmed.

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue in the nine months ended

September 30, 2017 and 2016. One of our distributors, Phitec, accounted for 73% and 86% of our revenue in the nine months ended September 30, 2017 and 2016, respectively. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision, the largest security surveillance manufacturer in China, accounted for 60% and 65% of our revenue in the nine months ended September 30, 2017 and 2016, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current end-customers, distributors and sales representatives, volume pricing discounts, order cancellations, delays in shipment by one of our major distributors, end-customers or sales representatives, or the failure of our distributors or sales representatives to successfully sell our products. Additionally, customer buying patterns change and can fluctuate from quarter to quarter and impact our results of operations, particularly for significant end-customers. For example, in the second quarter of 2017, Hikvision purchased approximately $1.0 million more of our products than in the first quarter of 2017. These buying patterns can change as a result of factors beyond our control, including inventory adjustments by our end-customers, or due to changes in their anticipated or forecasted demand, which could materially harm our results of operations.

Our revenue and operating results will fluctuate from period to period, which could cause the market price of the Company’s JDSs to decline.

Our revenue and operating results are difficult to predict, have in the past fluctuated, and may in the future fluctuate from period to period. It is possible that our operating results in some periods will be below market expectations. This would likely cause the market price of the Company’s JDSs to decline. Our operating results in any given period may be affected by a number of factors, including:

•	unpredictable volume and timing of end-customer orders, which are not fixed by contract and vary on a purchase order basis;
•	uncertain demand in our primary end markets for our products;
•	the loss of one or more of our distributors or end-customers, causing a significant reduction or postponement of orders from these end-customers;
•	decreases in the overall average selling prices of our products;
•	changes in the relative sales mix of our products;
•	changes in our cost of finished goods;
•	the availability, pricing and timeliness of delivery of other components used in our end-customers’ products;
•	our end-customers’ sales outlook, purchasing patterns and inventory adjustments based on demands and general economic conditions;
•	changes in end-customer order patterns including order cancellations;
•	product obsolescence and our ability to manage product transitions;
•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner;
•	the timing of new product announcements or introductions by us or by our competitors;
•	changes in business and economic conditions that could affect consumer confidence; and
•	fluctuations in our effective tax rate.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short-term. We have limited historical financial data from which to predict future sales for our products. As a result, it is difficult for us to forecast our future revenue and budget our operating expenses accordingly. If revenue for a particular period is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that period, which would harm our operating results for that period.

If the growth of demand for video applications for the security surveillance and automotive markets does not continue, and if we are unsuccessful in selling into the automotive market our ability to increase our revenue and operating results could suffer.

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. In the nine months ended September 30, 2017 and 2016, 92% and 98% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business, however, we may not be successful developing and marketing our solutions for this market, or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

The growth of our target markets is uncertain and will depend in particular upon:

•	the pace at which new HD video applications are adopted;
•	evolving regulation in different jurisdictions governing backup cameras in automotive applications;
•	a continued reduction in the costs of products in these markets;
•	the availability, at a reasonable price, of components required by such products, such as LCD panels; and
•	consumer confidence and the continued increase of consumer spending levels.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. We operate in locations where competition for engineering talent is particularly intense, including the Silicon Valley. If we are unable to recruit and retain skilled personnel, our business could suffer and our financial results could decline. The loss of any key personnel or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. We do not have long-term employment contracts with any of our employees, including our key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

We may not sustain or increase profitability in the future, which may cause the market price of the Company’s JDSs to decline.

To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing, and regulatory compliance efforts. These expenditures may not result in increased revenue or end-customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We also believe our future effective tax rate will be at or near the current statutory tax rate, which is higher than our average historical annual effective tax rate. This will harm our future financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of the Company’s JDSs to decline.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees and full-time consultants as of December 31, 2013 to 63 employees and full-time consultants as of September 30, 2017. To manage our growth successfully, we believe we must effectively:

•	train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel and financial and information technology personnel;
•	continue to enhance our customer resource management and manufacturing management systems;

•

implement additional and improve existing administrative, financial and operations systems, procedures and controls, including the requirements of the U.S. Sarbanes-Oxley Act of 2002 and other regulations we are subject to in the United States and in Japan;

•	expand and upgrade our technological capabilities; and
•	manage multiple relationships with our end-customers, distributors, suppliers and other third-parties.

Our efforts may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy end-customer requirements, execute our business plan or respond to competitive pressures.

Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations and prospects.

Our products are only a part of larger electronic systems. All products incorporated into these systems must comply with various industry standards and technical requirements created by regulatory bodies or industry participants in order to operate efficiently together. Industry standards and technical requirements in our markets are evolving and may change significantly over time. In addition, large industry-leading semiconductor and electronics companies play a significant role in developing standards and technical requirements for the product ecosystems within which our products can be used. Automotive companies typically have exacting requirements for components in their vehicles, which must meet a variety of standards. Our end-customers also may design certain specifications and other technical requirements specific to their products and solutions. These technical requirements may change as the end-customer introduces new or enhanced products and solutions.

Our ability to compete in the future will depend in part on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our end-customers in consumer, industrial, automotive and other markets. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

The market for HD video application integrated circuits is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.

Our end-customers expect the average selling price of our products to decrease year-over-year and we expect this trend to continue. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our products have experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we do not operate our own manufacturing, assembly or testing facilities, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

We have engaged in acquisitions in the past and may continue to expand through acquisitions of, or investments in, other companies, which may divert our management’s attention, harm our operating results, result in additional dilution to stockholders and use resources that are necessary to operate our business.

In the past, we have grown our business through acquisitions and we may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2013, we acquired certain high-definition video assets from a third party. Such acquisitions or investments could create risks for us, including:

•

difficulties in assimilating acquired personnel, operations and technologies or realizing synergies expected in connection with an acquisition, particularly with acquisitions of companies with large and widespread operations, complex products or that operate in markets in which we historically have had limited experience;

•	unanticipated costs or liabilities, including possible litigation, associated with the acquisition;
•	incurrence of acquisition-related costs and goodwill;
•	diversion of management’s attention from other business concerns;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate an acquisition.

A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill or other intangible assets, which must be assessed for impairment at least annually. If such acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our results of operations.

We may be unable to complete acquisitions at all or on commercially reasonable terms, which could limit our future growth. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and result in a decline in our stock price and further restrict our ability to pursue business opportunities, including potential acquisitions. In addition, if an acquired business fails to meet our expectations, our operating results may suffer.

We manufacture our products based on our estimates of end-customer demand, and if our estimates are incorrect or our end-customers cancel their orders our financial results could be negatively impacted.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our distributors may cancel purchase orders or defer the shipments of our products. We manufacture our products according to our estimates of end-customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate end-customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate end-customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our relationships.

If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving end-customer requirements. We need to design products for end-customers who continually require higher performance and functionality at lower costs. For example, we anticipate that sales of 1080p products will decrease as the market moves to higher resolution displays, such as 4K, in the coming years. We must, therefore, continue to cost-effectively add features that enhance performance and functionality to our products. The development process for these advancements is lengthy and requires us to accurately anticipate market trends. Our failure to accurately anticipate market trends in a timely manner will harm the market acceptance of our products and the sales of our products.

Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. There is a risk that these developments and enhancements will be late, fail to meet end-customer or market specifications or not be competitive with products from our competitors that offer comparable or superior performance and functionality. Any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to develop and introduce new products or product enhancements on a cost-effective basis.

We rely on a limited number of independent subcontractors for the manufacture, assembly and testing of our semiconductors, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our end-customers, decrease our sales and limit our growth.

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce almost all of our semiconductors. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test almost all of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill end-customer orders on a timely basis, our relationships with our end-customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

•	reduced control over product cost, delivery schedules and product quality;
•	potential price increases;
•	inability to achieve required production or test capacity and achieve acceptable yields on a timely basis;
•	longer delivery times;
•	increased exposure to potential misappropriation of our intellectual property;
•	shortages of materials that foundries use to manufacture products;
•	labor shortages or labor strikes; and
•	quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as SARS, the avian flu or any similar future outbreaks in Asia.

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

Changes to industry regulations relevant to our products and markets could adversely affect our business, results of operations and prospects.

In 2014 the U.S. National Highway Traffic Safety Administration issued new rules that require new cars sold in the United States to have backup cameras by 2018. This date had been postponed in the past, and could be postponed again. Our market projections assume that the implementation of these rules is not delayed, and that the rules are not modified in a way that is unfavorable to us and our products. Additionally, there is no guarantee that other jurisdictions will follow the lead of the United States and require backup cameras on vehicles. While we currently anticipate that consumers and regulators in other jurisdictions, including the European Union, will adopt backup cameras, there is no guarantee that this will happen within a time frame that we can take advantage of, or at all. If automotive backup cameras do not become widespread our target market may be much smaller than we anticipate, limiting our potential growth and revenue.

We rely on our relationships with Original Design Manufacturers, or ODMs, to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for ODMs that serve a variety of end markets including home and office security surveillance, and automotive applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which producers further down the supply chain integrate into their products. For example, our solutions may be integrated into a more comprehensive video product that is incorporated into an automotive vehicle or aftermarket system and sold to consumers. We must work closely with manufacturers to ensure that each new generation of our solutions becomes qualified for use in their products. As a result, maintaining close relationships with leading product manufacturers in our target markets is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if ODMs seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our end-customers, our market position and revenue could be materially and adversely affected.

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% in the nine months ended September 30, 2017 and 2016. We derived 85% and 88% of our revenue from sales to customers in China in the nine months ended September 30, 2017 and 2016, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Currently, we rely on a network of sales representatives to sell our products internationally. We also have offices in Japan, China, South Korea and Taiwan, which serves various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors primarily located in Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;
•	compliance with a wide variety of domestic and foreign laws and regulations, including those relating to the import or export of semiconductor products;
•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	our ability to receive timely payment and collect our accounts receivable;
•

political, legal and economic instability, foreign conflicts and the impact of regional and global infectious illnesses in the countries in which we and our customers, end-customers, suppliers, manufacturers and subcontractors are located;

•	legal uncertainties regarding protection for intellectual property rights in some countries; and
•	fluctuations in freight rates and transportation disruptions.

We have operations outside of the United States and intend to expand our international operations, which exposes us to significant risks.

We have offices in the United States, Japan, South Korea, China and Taiwan. We presently intend to expand our operations in Asia, specifically in Japan. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

•	difficulties, inefficiencies and costs associated with staffing and managing foreign operations, including the regulations we are subject to as a U.S. company with securities publicly traded in Japan;
•	longer and more difficult end-customer qualification and credit checks;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	the need for various local approvals to operate in some countries;
•	difficulties in entering some foreign markets without larger-scale local operations;
•	compliance with local laws and regulations;
•	unexpected changes in regulatory requirements;
•	reduced protection for intellectual property rights in some countries;
•	adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;

•	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;
•	the effectiveness of our policies and procedures designed to ensure compliance with the U.S. Foreign Corrupt Practices Act and similar regulations, and foreign laws generally;
•

fluctuations in currency exchange rates, which could increase the prices of our products to end-customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

•	new and different sources of competition; and
•	political and economic instability, and terrorism.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We face risks associated with doing business in China.

We derived 85% and 88% of our revenue in the nine months ended September 30, 2017 and 2016, respectively, from distributors located in China. Additionally, in the nine months ended September 30, 2017 and 2016, we derived 65% and 74%, respectively, of our revenue from sales to two of our China based end-customers, which we primarily sell to through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

•	the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;
•	restrictions on currency exchange may limit our ability to receive and use our cash effectively;
•	increased uncertainties related to the enforcement of intellectual property rights;
•	the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or generally;
•	increased uncertainties related to the enforcement of contracts with certain parties; and
•	more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China.

As a result of our growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

Due to the cyclical nature of the semiconductor, electronics and automotive industries, our operating results may fluctuate significantly, which could adversely affect the market price of the Company’s JDSs.

The semiconductor, electronics and automotive industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and in certain instances accelerated erosion of prices. Any downturns in any of these industries may be severe and prolonged, and any failure of any of these industries to fully recover from downturns could harm our business. The semiconductor industry, in particular, also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor, electronics and automotive industries, which could cause our the market price of the Company’s JDSs to decline.

Our headquarters are located in the State of California and we have operations in Japan, which we intend to expand, which are areas subject to significant earthquake risks and other natural disasters. Any disruption to our or our third-party vendors’ operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

Our headquarters are located in Northern California and we have operations in Japan, which we intend to expand. Additionally, our third-party vendors, including TSMC and ASE, are also located in the Pacific Rim region. The risk of an earthquake, typhoon, tsunami or other extreme weather in the Pacific Rim region including California, Japan, and Taiwan where some of our third-party vendors are located, is significant due to the proximity of major earthquake fault lines. For example, the Kumamoto Great Earthquake in 2016 may impact our end-customers, as many buildings and factories in Japan were damaged, and as a result these end-customers may purchase fewer semiconductors from us than they have historically, which may harm our results. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Uncertain geopolitical conditions could have a material adverse effect on our business and the market on which our JDSs currently trade, which could cause the market price of the Company’s JDSs to decline.

The Company’s JDSs are listed on the Mothers market on the Tokyo Stock Exchange. In addition, a significant portion of our business is conducted internationally, particularly in Japan. The Japanese economy is exposed to uncertainty in geopolitical conditions, including concerns over North Korea’s nuclear weapons program. Given Japan’s close proximity to North Korea, continuing tensions between North Korea and other countries could have adverse consequences in Japan. In recent months, there have been heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, trading on the Mothers market may be disrupted and our business operations in Japan and elsewhere could be disrupted as well. In addition, terrorist acts and other acts of violence and political unrest could have an adverse impact on our business. If our business and the trading of our JDSs on the Mothers market is disrupted as a result of acts of war, hostilities, terrorism or other conditions leading to geopolitical unrest, particularly in the region surrounding Japan, the market price of the Company’s JDSs could decline.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating revenue.

We have experienced a lengthy sales cycle for some of our products, particularly those designed for HD video applications in the automotive market. Our sales cycles typically ranges from three to six months for the security surveillance market and one to three years for the automotive industry. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory to the time we generate revenue, if any, from these expenditures. In addition, because we do not have long-term commitments from our end-customers, we must repeat our sales process on a continual basis even for current end-customers looking to purchase a new product. As a result, our business could be harmed if an end-customer reduces or delays its orders, chooses not to release products incorporating our semiconductors or elects not to purchase a new product or product enhancements from us.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

We periodically evaluate the benefits of migrating our solutions to other technologies in order to improve performance and reduce costs. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. We cannot assure you that our third-party foundries will be able to effectively manage such transitions or that we will be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our end-customers and our operating results.

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries in order to reduce costs while integrating greater levels of functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. We are dependent on our relationships with our third-party foundries to transition to smaller geometry processes successfully. We cannot assure you that our third- party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

The complexity of our products may lead to errors, defects and bugs, which could negatively impact our reputation with end-customers and result in liability or a product recall, particularly in the automotive industry.

Products as complex as ours may contain errors, defects and bugs when first introduced to end-customers or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing end-customers and attract new end-customers. Errors, defects or bugs could cause problems with the functionality of our products, resulting in interruptions, delays or cessation of sales of these products to our end-customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers or our end-customers. Any such problems could result in:

•	delays in development, manufacture and roll-out of new products;
•	additional development costs;
•	loss of, or delays in, market acceptance;
•	diversion of technical and other resources from our other development efforts;
•	claims for damages by our end-customers or others against us; and
•	loss of credibility with our current and prospective end-customers.

Any such event could have a material adverse effect on our business, financial condition and results of operations.

The automotive industry, in particular, experiences a significant number of product liability claims. As a supplier of products into the automotive market, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the automotive industry entails a high risk of these claims. In addition, we may be required to participate in recalls involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good end-customer relationships. Our other products may also be subject to product liability claims or recalls.

Our costs may increase substantially if our third-party manufacturing contractors do not achieve satisfactory product yields or quality.

The fabrication process is extremely complicated and small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, the third-party foundries that we contract to manufacture our products may experience manufacturing defects and reduced manufacturing yields related to errors or problems in their manufacturing processes or the interrelationship of their processes with our designs. In some cases, our third-party foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner.

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum. If actual yields are below the minimum we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential end-customers.

If we fail to achieve initial design wins for our products, we may lose the opportunity for sales for a significant period of time to end-customers and be unable to recoup our investments in our products.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements. Once an end-customer designs our solution into a product, it is likely to continue to use the same version of that component for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different component, particularly in the automotive market. If we fail to achieve an initial design win in an end-customer’s qualification process, we may lose the opportunity for significant sales to that end-customer for a number of its products and for a lengthy period of time. Additionally, manufacturers in certain markets, including the automotive market, may require that third-party vendors undergo extensive qualification processes. This qualification process may take up to six months for the security surveillance market and up to three years for the automotive industry, or even longer for some end-customers. If we experience difficulties qualifying our solutions, we may experience delayed or reduced revenue. Furthermore, even if we successfully qualify our solutions with an end-customer, such end-customer may need to qualify other components being sourced for its system and qualify its system as a whole with its end-customers. This may cause us to be unable to recoup our investments in our products, which would harm our business.

If sales of our end-customers’ products decline or if their products do not achieve market acceptance, our business and operating results could be adversely affected.

Our revenue depends on our end-customers’ ability to commercialize their products successfully. The markets for our end-customers’ products are extremely competitive and are characterized by rapid technological change, and in certain instances, government regulation. Competition in our end-customers’ markets is based on a variety of factors including price, performance, product quality, marketing and distribution capability, customer support, name recognition and financial strength. As a result of rapid technological change, the markets for our end-customers’ products, particularly in the security surveillance market, are characterized by frequent product introductions, short product life cycles, fluctuating demand and increasing product capabilities. As a result, our end-customers’ products may not achieve market success or may become obsolete. We cannot assure you that our end-customers will dedicate the resources necessary to promote and commercialize their products, successfully execute their business strategies for such products, or be able to manufacture such products in quantities sufficient to meet demand or cost-effectively manufacture products at a high volume. Our end-customers do not have contracts with us that require them to manufacture, distribute or sell any products. Moreover, our end-customers, or their customers, may develop internally, or in collaboration with our competitors, technology that they may utilize instead of the technology available to them through us. Our end-customers’ failure to achieve market success for their products, including as a result of general declines in our end-customers’ markets or industries, could negatively affect their willingness to utilize our products, which may result in a decrease in our revenue and negatively affect our business and operating results.

Our revenue also depends on the timely introduction, quality and market acceptance of our end-customers’ products that incorporate our solutions. Our end-customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We incur significant design and development costs in connection with designing our solutions for end-customers’ products. If our end-customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or issues with other vendors, they may delay, change or cancel a project. If we have already incurred significant development costs, we may not be able to recoup those costs, which in turn would adversely affect our business and financial results.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

Our industry is characterized by frequent litigation regarding patent and other intellectual property rights. For example, in the past, we received a letter inviting us to license technology from a third party, which may be a prelude to claims of infringement and a potential lawsuit. We have certain indemnification obligations to end-customers under our contract development projects with respect to any infringement of third-party patents and intellectual property rights by our products. If a lawsuit were to be filed against us in connection with claims of infringement, our business would be harmed.

Questions of infringement in the HD video applications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation, could cause our end-customers to use our competitors’ products and could divert the efforts and attention of management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We currently rely on a combination of intellectual property rights, including mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. As of September 30, 2017, we do not have any issued patents. We have filed patent applications to help us protect our intellectual property, but there is no assurance that these applications will be successful. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. In addition, any patents we hold in the future may not adequately protect our intellectual property rights or our products against competitors, and third parties may challenge the scope, validity or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we may hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

In addition to patent applications, we also rely on contractual protections with our end-customers, suppliers, distributors, employees and consultants, and we implement security measures designed to protect our trade secrets and know-how. However, we cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our end-customers, suppliers, distributors, employees or consultants will not assert rights to intellectual property or damages arising out of such contracts.

We may initiate claims against third parties to protect our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. It could also result in the impairment or loss of portions of our intellectual property, as an adverse decision could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Our failure to secure, protect and enforce our intellectual property rights could materially harm our business.

A breach of our information and physical security systems may damage our reputation, subject us to lawsuits and adversely affect our business.

Our security systems are designed to protect our end-customers’, suppliers’ and employees’ confidential information, as well as maintain the physical security of our facilities. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information belonging to us, our end-customers or our suppliers. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our end-customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our end-customers and partners. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception through equity financings and through sales of our products. In the future, we may require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing on favorable terms or at all.

Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

If we fail to hire additional finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the U.S. Sarbanes-Oxley Act, and the U.S. Securities and Exchange Commission, or SEC, and Japanese reporting requirements.

We intend to hire additional accounting and finance staff with technical accounting, SEC and Japanese reporting, and U.S. Sarbanes-Oxley Act compliance expertise. Any inability to recruit and retain such staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical, language and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the U.S. Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company that is subject to both U.S. and Japanese regulations.

As a public U.S. company listed in Japan, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and even beyond that of a domestic company listed in the United States. For example, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, or the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and internal controls and the establishment corporate governance practices. Additionally, we are required to comply with applicable securities and disclosure laws in Japan in accordance with the Financial Instruments and Exchange Act of Japan and related regulations, including a requirement to file periodic reports in Japanese, and the rules of the Tokyo Stock Exchange. Compliance with these requirements will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

We expect that our management and other personnel will continue to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the U.S. Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We also will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We will need to hire adequate investor-relations staff in Japan, and additional advisors, consultants and staff, to help us comply with the requirements of listing, and maintaining that listing, in Japan that we would not incur if we had listed our common stock on a domestic exchange. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the JDSs may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the U.S. Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the JDSs could be negatively affected, and we could become subject to investigations by the TSE, the SEC, Japanese securities authorities, or other regulatory authorities, which could require additional financial and management resources.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with end-customers.

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with end-customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying end-customers who require that all of the components of our products are certified as conflict mineral free and these end-customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

We are an emerging growth company. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including the exemption from the auditor attestation requirements of Section 404 of the U.S. Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our JDSs less attractive because we will rely on these exemptions. If some investors find our JDSs less attractive as a result, there may be a less active trading market for our JDS and the trading price of our JDSs may be more volatile.

In order to comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations we could be subject to substantial fines or be required to have our suppliers alter their processes.

The HD video application semiconductor industry is subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some end-customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

The issuance of new accounting standards or future interpretations of existing accounting standards could adversely affect our operating results.

We prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the U.S. Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

Management may apply our cash and cash equivalents to uses that do not increase our market value or improve our operating results.

We intend to use our cash and cash equivalents for general corporate purposes, including working capital and capital expenditures. We may also use a portion of our cash and cash equivalents to acquire or invest in complementary technologies, businesses or other assets. We have not reserved or allocated our cash and cash equivalents for any specific purpose, and we cannot state with certainty how management will use our cash and cash equivalents. Accordingly, management has considerable discretion in applying our cash and cash equivalents and may use our cash and cash equivalents for purposes that do not result in any increase in our results of operations or market value. Until the cash and cash equivalents are used, they may be placed in investments that do not produce income or lose value.

Risks Related to Ownership of the JDSs and our Underlying Common Stock

There has been no other offering of Japanese Depositary Shares, a relatively new form of security, to represent the capital stock of a single non-Japanese issuer.

There has been no other offering to date of JDSs, a form of representative instrument recently authorized by Japanese law for capital stock in a single non-Japanese issuer. The complexity of JDSs as described in these “Risk Factors”, or other unforseen difficulties or risks associated with JDSs, could increase volatility, decrease liquidity or otherwise negatively affect the trading price of our JDSs. For a further description of the JDSs, please read the “Description of Japanese Depositary Shares” found in our prospectus filed pursuant to Rule 424(b)(4), on September 20, 2017.

There has been no prior public market for the JDSs or our underlying common stock and the market price of our JDSs may be volatile or may decline regardless of our operating performance.

Prior to our initial public offering in September 2017, there was no public market for our common stock, and an active and liquid public market for our stock may not develop or be sustained. The market price of our JDSs may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets in general, in our industry or in the markets we address;
•	our operating performance and the performance of other similar companies;
•

changes in the estimates of our results of operations that we provide to the public, our failure to meet these projected results or changes in recommendations by securities analysts that elect to follow our company;

•	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of new business partners, on the termination of existing business partner arrangements or changes to our relationships with such business partners;
•	recruitment or departure of key personnel;
•	announcements of litigation or claims against us;
•	changes in legal requirements relating to our business;
•	the economy as a whole, market conditions in our industry, and the industries of our customers and end-customers;
•	the effectiveness and willingness of investors to adopt the JDS instrument;
•	trading activity by our principal stockholders;

•	the size of our market float; and
•	any other factors discussed in this Quarterly Report on Form 10-Q.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Due to daily price range limitations under Japanese stock exchange rules, our JDSs may not be sold at a particular price on any particular trading day, or at all.

The JDSs are listed on the Mothers market of the Tokyo Stock Exchange and traded as though the JDSs are shares of Japanese companies. Stock prices on Japanese stock exchanges are determined on a real-time basis by the equilibrium between bids and offers. These exchanges are order-driven markets without specialists or market makers to guide price formation. To prevent excessive volatility, these exchanges set daily upward and downward price fluctuation limits for each stock, based on the previous day’s closing price. Although transactions may continue at the upward or downward limit price if the limit price is reached on a particular trading day, no transactions may take place outside these limits. Consequently, a stockholder wishing to sell their JDSs at a price above or below the relevant daily limit may not be able to sell their JDSs at such price on a particular trading day, or at all.

If securities analysts do not publish research or reports about our business or if they downgrade the JDSs, the trading price of our JDSs could decline.

The trading market for our JDSs will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If few analysts commence coverage of our company, the price and trading volume of the JDSs could suffer. If one or more of the analysts who cover us downgrade the JDSs, or publish unfavorable research about our business, the trading price of our JDSs would likely decline rapidly. If one or more of these analysts cease coverage of our company or fail to publish regularly, we could lose visibility in the market, which in turn could cause the trading price of our JDSs to decline.

Because the trading market for the JDSs is the Mothers market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

Our governance practices may not comply with certain New York Stock Exchange and NASDAQ corporate governance standards, including:

•	the requirement that a majority of our board of directors consists of independent directors;
•	the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

There can be no assurance that we will voluntarily comply with any of the foregoing requirements. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

JDS holders do not have stockholders’ rights.

JDS holders are not treated as our stockholders, other than as required by law, and accordingly, a JDS holder will not have a stockholder’s rights, including the right to bring a stockholders’ derivative lawsuit against our directors and officers. JDS holders have the rights as beneficiaries as set forth in the trust agreement with Mitsubishi UFJ Trust and Banking Corporation, as Trustee, and Mizuho Securities Co., Ltd., as Initial Settlor, of the trust. JDS holders may exercise voting rights with respect to the common stock underlying their JDSs only in accordance with the provisions of the trust agreement. The Trustees will notify JDS holders of the upcoming vote and arrange to deliver our voting materials. Upon receipt of voting instructions from our JDS holders in the manner set forth in the trust agreement, the Trustees for the JDSs will endeavor to vote the underlying common stock in accordance with these instructions. If an instruction form does not specify any instructions, the Trustees will be deemed to have been instructed to vote in favor of our proposal. The Trustees may not vote in accordance with an instruction or submit a proxy to us unless the Trustees receive the relevant documents necessary to vote the common stock underlying the JDSs at least five business days prior to the date of the stockholders meeting. Should the Trustees not receive information from a JDS holder for any reason, the JDS holders may not be able to receive the necessary documents to exercise their voting rights. As a result, JDS holders may not be able to exercise their right to vote and may lack recourse if their shares of common stock are not voted as requested.

Future sales of shares by existing stockholders could cause the price of our JDSs to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock or JDSs in the public market after the contractual lock-up and other legal restrictions resulting from our recent initial public offering, the trading price of the JDSs and underlying common stock could decline and our ability to raise capital through the sale of equity securities could be impaired. On September 30, 2017, 16,365,738 shares of our common stock were outstanding, excluding restricted shares outstanding that remain unvested. Of these shares, 4,202,500 are freely tradable, without restriction, in the public market. All of our executive officers and directors and certain holders of our capital stock are subject to lock-up agreements with the underwriters of our initial public offering that restrict their ability to sell shares in the public market. The lock-up agreements will expire in December 2017. The underwriters may, however, in their sole discretion, permit shares to be sold prior to the expiration of the lock-up agreements. In addition, the restrictions in the lock-up agreements do not apply to any sale of JDSs representing shares with a sale price that is 1.5 or more times greater than the initial public offering price, provided the sale is executed on the Mothers market through Mizuho Securities Co., Ltd., the managing underwriter of our initial public offering.

After the lock-up agreements expire, approximately 12,163,238 additional shares of common stock, excluding restricted shares outstanding that remain unvested, assuming no option exercises after September 30, 2017, will be eligible for sale in the public market, 9,771,859 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, or the Securities Act, and various vesting agreements. In addition, the 1,732,001 shares subject to outstanding stock awards will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. We have filed a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock subject to stock awards outstanding and reserved for issuance under our stock plans. This registration statement became effective immediately upon filing, and shares covered by this registration statement are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and any lock-up agreements described above. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of shares of our common stock have registration rights. Registration of these shares would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of securities by any of these stockholders could adversely affect the trading price of our common stock.

We do not presently intend to facilitate secondary trading of our JDSs or common stock in the United States and we are not taking any of the steps necessary to register our JDSs or common stock with the securities division of any state within the United States or seek an exemption for such secondary trading.

We have not applied to register our JDSs or common stock under the laws of any state or other jurisdiction of the United States other than under the U.S. Securities Act of 1933, nor do we intend to make such an application. Until our JDSs and/or common stock are listed for trading on a U.S. national securities exchange, trading in, or the offer and sale of, our JDSs or common stock will be subject to the securities laws of the various states and jurisdictions of the United States in addition to U.S. federal securities law. As a result, investors may not resell their JDSs or common stock in the United States without satisfying the applicable state securities law or qualifying for an exemption therefrom, including the exemptions provided under the U.S. National Securities Markets Improvement Act of 1996. These restrictions and potential costs could be significant burdens to our stockholders seeking to effect resales of our JDSs or common stock within the United States.

If we decide to directly list our common stock in the future, the trading price of our JDSs could decline.

We may decide in the future to directly list our common stock for quotation on an exchange, including in a different country, such as the United States. If we do so, the trading price of our JDSs may decline because a market would develop in our common stock, the security underlying the JDSs, and that market may become more liquid due to a number of factors. If, following this dual-listing investors prefer trading in our common stock, on a different exchange or in a different currency, liquidity in the JDSs may sharply decline and as a result the trading price could decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock could be restricted by the terms any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our JDSs, if any.

Holders of our JDSs may not receive distributions on our common stock or any value for them if it is illegal or impractical to make them available to JDS holders.

The Trustees of the JDSs have agreed to pay cash dividends or other distributions they or the custodian for the JDSs receives on our common stock after deducting fees and expenses. Our JDS holders will receive these distributions in proportion to the number of shares of our common stock that such JDSs represent. However, the Trustees are not responsible for making such payments or distributions if it is unlawful or impractical to make a distribution available to any holders of JDSs. For example, it would be unlawful to make a distribution to a holder of JDSs if it consists of securities that require registration under the U.S. Securities Act but that are not properly registered or distributed pursuant to an applicable exemption from registration. The Trustees are not responsible for making a distribution available to any holders of JDSs if any government approval or registration required for such distribution cannot be obtained after reasonable efforts made by the Trustees. We have no obligation to take any other action to permit the distribution of the JDSs, common stock, rights or anything else to holders of the JDSs. This means that holders of our JDSs may not receive the distributions we make on our common stock or any value for them if it is illegal or impractical for us to make them available. These restrictions may materially reduce the value of the JDSs.

Provisions in our restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management.

Delaware corporate law and our restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. Among other things, these provisions:

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which means that all stockholder actions will be required to be taken at a meeting of our stockholders;
•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of the JDSs to decline.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. This limitation may discourage these types of lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On September 29, 2017, we completed our initial public offering of JDSs in which we sold 1,520,000 shares of JDSs, represented by 1,520,000 shares of our common stock at a price to the public of $5.85 per share for net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million.  Additionally, offering costs incurred by the Company totaled $3.0 million.  Proceeds from the IPO were received and maintained in Japanese yen as of September 30, 2017, and were subject to foreign currency revaluation.

On October 25, 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 shares of JDSs, represented by 228,000 shares of our common stock, pursuant to the underwriters’ over-allotment option.  We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriting discounts and commissions of $0.1 million.

None of the expenses associated with our initial public offering were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. The JDSs and shares sold in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-219992) that was declared effective by the Securities and Exchange Commission on September 19, 2017. Mizuho Securities Co., Ltd, Daiwa Securities Co. Ltd. and SBI Securities Co. Ltd. were the underwriters for the offering. Our shares commenced trading on the Mothers market of the Tokyo Stock Exchange on September 29, 2017.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on September 20, 2017 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Techpoint, Inc.

Date: November 13, 2017	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Yukiko Tegarden
Yukiko Tegarden
Chief Financial Officer (Principal Financial and Accounting Officer)