Form 10-K
period 2017-12-31
Techpoint, Inc.
filed 2018-03-14
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From               TO

Commission File Number 000-55843

Techpoint, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	80-0806545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 N. First Street, #550
San Jose, CA 95131 USA
(408) 324-0588
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 Per Share	Tokyo Stock Exchange (Mothers Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The JDS, as represented by common stock, of the registrant was not publicly traded as of the last business day of the registrant’s second fiscal quarter ended June 30, 2017. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on September 29, 2017, the date of initial listing, based on the closing price of the shares of JDS on the Tokyo Stock Exchange of $12.20, was $199,591,762.

As of March 9, 2018, the registrant had 17,114,353 shares of common stock, $0.0001 par value per share, outstanding and 4,403,814 shares of JDSs outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 31, 2018, are incorporated by reference into Part III of this Report.

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K, except as required by law.

The following information should be read together with our consolidated financial statements and the notes to those statements that appear in this Annual Report on Form 10-K. Unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

Item 1. Business

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

We were originally incorporated in California in April 2012, and we reincorporated into Delaware in July 2017. During September 2017, we completed our initial public offering of Japanese Depositary Shares, or JDSs. We have decided to issue to the public, and list on the Mothers market of the Tokyo Stock Exchange, JDSs, instead of our common stock. JDSs are a representative security, and each JDS will represent one share of common stock.

Application Specific Products

We design, market and sell integrated circuits that enable the transmission of high definition video content over long cable distances to facilitate the display, storage or processing of video content. Our application specific products currently include our security surveillance and automotive product lines. We intend to continue to develop new generations of products for each of these application specific product lines.

Security Surveillance. We have three subgroups of products for security surveillance consisting of HD-TVI transmitters, HD-TVI receivers and HD-SDI receivers.

HD-TVI Transmitters. Our HD-TVI transmitters are used within the camera, and take the HD digital signal from an HD camera processor and converts it to HD-TVI analog signals. We integrate the HD camera processor and HD-TVI transmitter into the same integrated circuit to save cost and save space in a camera. We also market standalone HD-TVI transmitters to increase our flexibility to work with other camera processors in the market. This allows a customer either to purchase our combined HD-TVI transmitter with both a processor and transmitter or our standalone transmitter to be paired with a third-party processor.

HD-TVI Receivers. Our HD-TVI receivers are used in DVRs, and convert the HD-TVI analog signal into digital signals to be processed by a DVR system, which can then transmit the image to a display. To improve the cost and performance of our HD-TVI receivers, we integrate multiple HD-TVI receivers along with standard definition analog video decoders as well as analog audio decoders into the same integrated circuit. This allows HD DVR makers to support HD video and standard definition video for backward compatibility at the same time.

HD-SDI Receivers. Our HD-SDI receivers perform similar functions for HD video as our HD-TVI receivers, except these HD-SDI receivers use serial digital transmission technology used in video broadcasting instead of our HD-TVI technology. Having both HD-TVI and HD-SDI receiver products in our product portfolio allows us to address both the analog and digital HD security surveillance market segments at the same time.

Automotive. We optimize our automotive HD-TVI transmitters and receivers to work with current automotive camera processors and navigation systems in the automotive market. For example, our automotive HD-TVI transmitters are designed to work specifically with current automotive camera processors and image sensors. Similar to our security surveillance products, our automotive HD-TVI receiver also integrates standard definition analog video decoders so that automotive vendors have the flexibility of supporting both HD and standard definition video.

The following table summarizes the features applications of our application specific integrated circuit product lines:

Product Line		Key Features	Representative Applications
Security Surveillance

HD-TVI Transmitters	-	Converts HD camera signals to HD-TVI analog signals	Security Surveillance Cameras

	-	Integrated HD Camera processor supporting Wide Dynamic Range, Low Light Noise Reduction and advanced video processing

HD-TVI Receivers	-	Converts HD-TVI analog signal into digital signal	DVR application

	-	Integrates four HD-TVI receivers

	-	Integrated Standard Definition analog	DVR application
video decoder and audio codec

HD-SDI Receivers	-	Integrates four HD-SDI receivers	Enables backward compatibility with standard definition equipment

	-	Integrates four HD-SDI transmitters
Automotive

HD-TVI Transmitter	-	Interfaces with most automotive camera	Automotive HD Backup Camera
		processors on the market	Automotive HD Surround View Camera

HD-TVI Receivers	-	Integrated Standard Definition analog video decoder	Automotive HD Display Automotive E-Mirrors

Technology

We have several core competencies that enable us to design analog, mixed signal and digital technologies that can be implemented across our application specific product lines. We have internally developed the combination of technologies, expertise and capabilities necessary for the conversion and processing of HD video signals. We do not depend on third parties for any material technology, expertise or design capability.

We have developed a proprietary high definition analog video transmission technology called high definition transport video interface, or HD-TVI. Our HD analog technology operates at the same 1080p HD resolution as digital HD technologies, but transmits the information in a continuous format, or wave, instead of a binary 0 or 1 format. When transmitted information in an analog system encounters interference or other degradation, the video quality is impacted, this is in contrast to a digital transmission where once a threshold level of interference or other degradation is encountered the image is cutoff completely. Our HD-TVI technology uses analog transmission techniques that are an extension of legacy analog video broadcasting technology used in traditional analog televisions but which can deliver high definition video transmission over long cable distances. Our HD-TVI transmitter interfaces with a high definition camera processor or image sensor and converts the digital HD content to an HD analog signal. After transmission, our HD-TVI receiver converts this analog signal back into a digital signal for processing by a standard display processor.

As a result of our advanced analog design capability, we have developed multiple technologies that enable analog video signals to be processed digitally. One of the key analog technologies we have developed internally is our high performance and cost effective analog front-end that conditions and converts analog video signals into a digital format for display. The multiple core functions performed within our integrated circuits featuring an analog front-end are anti-aliasing filtering, automatic gain control signal clamping and analog to digital conversion. Other key analog technologies we have developed internally are analog equalizers, phase lock loops, high frequency and delta sigma analog to digital converters, video and audio digital to analog converters and low voltage differential signaling.

We have also developed a number of digital technologies specific to the security surveillance and automotive markets. For example, we have developed image signal processing technologies such as wide dynamic range, noise reduction, as well as de-interlacing, scaling, and other video enhancement algorithms, which are important technologies for HD cameras and HD video display technologies for security surveillance and automotive HD video applications. We also possess digital HD transmission technologies such as serializer and de-serializer interface technologies, which we can offer as an alternative to our HD analog transmission technologies.

Customers

We principally sell our products to distributors who, in turn, sell to original design manufacturers, or ODMs, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to ODMs. ODMs typically design and manufacture electronic products to sell to original equipment manufacturers, or OEMs. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 60 days’ notice and do not require price protection.

In both the security surveillance and automotive markets, we have significant engagement with our end-customers prior to completion of a sale. In the security surveillance market, our end-customer is the OEM or system designer who manufacturers or designs the end product, such as a camera or DVR, that will be purchased for placement into a security surveillance system. In the automotive market, our end-customer is the automobile manufacturer, but we also typically engage with system designers and manufacturers who sell systems, such as navigation or backup video camera systems, to automobile manufacturers. Our sales representatives and engineers engage directly with these end-customers, even if we do not sell directly to them, because these end-customers exert significant influence over the design of the products or systems that are ultimately placed into their products. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in their respective country. We also currently have design wins for future generations of automobiles with major automotive equipment manufacturers. A design win does not necessarily result in future revenue, but we believe it is a strong indicator that our integrated circuits will be incorporated into a future model for that particular automotive equipment manufacturer.

Sales and Marketing

We sell our products worldwide through multiple channels, primarily through our network of domestic and international independent distributors and sales representatives. Each of these sales channels is supported by our customer service and marketing organizations. We have sales and customer support personnel in the United States, China, Japan, South Korea and Taiwan. We intend to expand our sales and support capabilities and our network of independent sales representatives in key regions worldwide.

Our sales cycles typically range from three to six months for the security surveillance market and one to three years for the automotive industry. We work directly with system designers to create demand for our products by providing them with application specific product information for their system design, engineering and procurement groups. We actively engage these groups during their design processes to introduce them to our integrated circuits. We endeavor to design our products to meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for the products and future enhancements to them. If successful, this process culminates in a system designer deciding to use our products in their system, which we refer to as a design win. Once our product is accepted and designed into an application, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycle of our product. This is particularly true in the automotive industry, which typically experiences multi-year product lifecycles, sometimes up to four years or longer. In addition, a design win into a particular model of car for a specific manufacturer may translate into design wins for different models from the same auto manufacturer. If we fail to achieve an initial design win, we may lose the opportunity for sales to an end-customer for a number of its products and for a lengthy period of time.

Backlog

Our sales are made primarily pursuant to standard individual purchase orders. Our backlog consists of orders that we have received from customers that have not yet shipped. Historically, management has not used backlog as an indicator of future business. As our order lead times may vary and as industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not necessarily a good indicator of future sales. In addition, our quarterly revenue depends on orders booked and shipped in that quarter. As a result, we have not experienced material backlog at the end of a quarter, and any backlog at that time would be more indicative of the timing of the order, rather than anything that may predict future performance.

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $5.4 million, $4.4 million and $5.0 million for the year ended December 31, 2017, 2016 and 2015, respectively.

Intellectual Property

We seek to protect our proprietary technology, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology.

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2017, we have one patent application pending in the United States. This patent application covers aspects of the technology in the integrated circuits we currently design and market. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

The laws of various countries in which we market our integrated circuits may offer little or no protection for our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. Any inability to protect our proprietary rights could harm our ability to compete, generate revenue and grow our business.

We may be required to resort to litigation to enforce our intellectual property rights. We may also be subject to legal proceedings and claims relating to our intellectual property in the ordinary course of our business. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, develop non-infringing technology or enter into royalty or license arrangements.

Manufacturing

We do not own or operate a semiconductor fabrication, packaging or testing facility. We depend on third-party vendors to manufacture, package and test our products. By outsourcing manufacturing, we are able to avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products.

Integrated Circuit Fabrication. We currently outsource the manufacturing of our integrated circuits to Taiwan Semiconductor Manufacturing Company, or TSMC, and Fujitsu Electronics America, Inc., or Fujitsu. We work closely with TSMC and Fujitsu to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced manufacturing processes. Because smaller geometry process technologies lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability, with adequate capacity at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with TSMC or Fujitsu, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with TSMC and Fujitsu to increase yields, lower manufacturing costs and improve quality. We intend to qualify and retain additional foundries to manufacture our semiconductors in the future.

Assembly and Test. Our products are shipped from TSMC or Fujitsu to third-party sort, assembly and test facilities where they are assembled into finished integrated circuits and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally Advanced Semiconductor Engineering, Inc., or ASE, in Taiwan. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

Quality Assurance. We are committed to maintaining the highest level of quality in our products. We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our integrated circuits. To ensure consistent product quality, reliability and yield, together with our manufacturing logistics partners, we closely monitor the production cycle by reviewing manufacturing process data from each wafer foundry and assembly subcontractor. We are certified for ISO 9001 and ISO 14001.

Competition

The market in which we operate is extremely competitive, and is characterized by rapid technological change, continuously evolving end-customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. We compete with numerous domestic and international semiconductor manufacturers and designers. In our automotive market, we principally compete with Maxim Integrated Products, Inc. and Texas Instruments Incorporated. In selling our integrated circuits into the surveillance market, we principally compete against Nextchip Co., Ltd in South Korea, Pixelplus Co., Ltd in South Korea, Dahua Technology Co. Ltd in China, and Fullhan Microelectronic Co., Ltd in China. Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. They may also have a larger presence and more significant relationships within certain geographical areas, such as in Asia where many of our end-customers operate. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Some of our competitors currently offer product features or technologies that we do not currently offer but intend to sell in the future, such as Ultra HD advanced camera image signal processors. We must, therefore, compete against competitors that have more experience in developing and selling products and technologies that we do not currently offer but intend to offer in the future. Some of our competitors also use smaller geometry process technologies in their products, which can result in better manufacturing yields and decreased costs. In addition, these competitors may have greater credibility with our existing and potential end-customers. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose end-customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position. Our ability to compete successfully depends in part on our ability to deliver products without reliability, quality or compatibility problems and on a number of other factors such as performance and robustness, functionality, price and cost effectiveness, rapid time-to-market and customer service and support.

We believe we currently compete favorably with respect to these factors in the aggregate. However, we cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market.

Employees

As of December 31, 2017, we employed 63 employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Segment, Geographic Areas and Concentration Information

We operate under one reportable segment which is comprised of one operating segment. See Note 4 “Segment Information” of this Annual Report on Form 10-K for further segment and geographic information. For concentration information, see Note 1 “Organization and Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Facilities

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in February 2020. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

Corporate Information

We were originally incorporated in California in April 2012, and we reincorporated into Delaware in July 2017. Our principal executive offices are located at 2550 N. First Street, #550, San Jose, California 95131, and our telephone number is (408) 324-0588. Our website is www.techpoint.co.jp. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Investing in Japanese depositary shares (“JDS”) and our underlying common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks is realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of the JDSs could decline and you could lose part or all of your investment.

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

We market and distribute our products primarily through a limited number of distributors, most of which are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the year ended December 31, 2017 and 2016, respectively. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision, the largest security surveillance manufacturer in China, accounted for 59% and 62% of our revenue for the year ended December 31, 2017 and 2016, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

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

Our revenue and operating results will fluctuate from period to period, which could cause the market price of our JDSs to decline.

Our revenue and operating results are difficult to predict, have in the past fluctuated, and may in the future fluctuate from period to period. It is possible that our operating results in some periods will be below market expectations. This would likely cause the market price of our JDSs to decline. Our operating results in any given period may be affected by a number of factors, including:

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

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the year ended December 31, 2017 and 2016, 90% and 98% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business, however, we may not be successful developing and marketing our solutions for this market, or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

We may not sustain or increase profitability in the future, which may cause the market price of our JDSs to decline.

To sustain or increase profitability, we will need to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. We currently expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing, and regulatory compliance efforts. These expenditures may not result in increased revenue or end-customer growth. Because many of our expenses are fixed in the short-term, or are incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This will harm our future financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our JDSs to decline.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 63 employees as of December 31, 2017. To manage our growth successfully, we believe we must effectively:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely TSMC and Fujitsu to produce almost all of our semiconductors. We rely on Advanced Semiconductor Engineering, Inc., or ASE, to assemble, package and test almost all of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill end-

customer orders on a timely basis, our relationships with our end-customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

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

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC, Fujitsu nor ASE has provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC, Fujitsu or ASE may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

Changes to industry regulations relevant to our products and markets could adversely affect our business, results of operations and prospects.

In 2014 the U.S. National Highway Traffic Safety Administration issued new rules that require new cars sold in the United States to have backup cameras by May 2018. This date had been postponed in the past, and could be postponed again. Our market projections assume that the implementation of these rules is not delayed, and that the rules are not modified in a way that is unfavorable to us and our products. Additionally, there is no guarantee that other jurisdictions will follow the lead of the United States and require backup cameras on vehicles. While we currently anticipate that consumers and regulators in other jurisdictions, including the European Union, will adopt backup cameras, there is no guarantee that this will happen within a time frame that we can take advantage of, or at all. If automotive backup cameras do not become widespread our target market may be much smaller than we anticipate, limiting our potential growth and revenue.

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

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the year ended December 31, 2017 and 2016. We derived 85% and 88% of our revenue from sales to customers in China for the year ended December 31, 2017 and 2016, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We derived 85% and 88% of our revenue for the year ended December 31, 2017 and 2016, respectively, from distributors located in China. Additionally, for the year ended December 31, 2017 and 2016, we derived 64% and 73%, respectively, of our revenue from sales to two of our China based end-customers, which we primarily sell to through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

Due to the cyclical nature of the semiconductor, electronics and automotive industries, our operating results may fluctuate significantly, which could adversely affect the market price of our JDSs.

The semiconductor, electronics and automotive industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and in certain instances accelerated erosion of prices. Any downturns in any of these industries may be severe and prolonged, and any failure of any of these industries to fully recover from downturns could harm our business. The semiconductor industry, in particular, also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor, electronics and automotive industries, which could cause our the market price of our JDSs to decline.

Our headquarters are located in the State of California and we have operations in Japan, which we intend to expand, which are areas subject to significant earthquake risks and other natural disasters. Any disruption to our or our third-party vendors’ operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

Our headquarters are located in Northern California and we have operations in Japan, which we intend to expand. Additionally, our third-party vendors, including TSMC, Fujitsu and ASE, are also located in the Pacific Rim region. The risk of an earthquake, typhoon, tsunami or other extreme weather in the Pacific Rim region including California, Japan, and Taiwan where some of our third-party vendors are located, is significant due to the proximity of major earthquake fault lines. For example, the Kumamoto Great Earthquake in 2016 may impact our end-customers, as many buildings and factories in Japan were damaged, and as a result these end-customers may purchase fewer semiconductors from us than they have historically, which may harm our results. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Uncertain geopolitical conditions could have a material adverse effect on our business and the market on which our JDSs currently trade, which could cause the market price of our JDSs to decline.

Our JDSs are listed on the Mothers market on the Tokyo Stock Exchange. In addition, a significant portion of our business is conducted internationally, particularly in Japan. The Japanese economy is exposed to uncertainty in geopolitical conditions, including concerns over North Korea’s nuclear weapons program. Given Japan’s close proximity to North Korea, continuing tensions between North Korea and other countries could have adverse consequences in Japan. In recent months, there have been heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, trading on the Mothers market may be disrupted and our business operations in Japan and elsewhere could be disrupted as well. In addition, terrorist acts and other acts of violence and political unrest could have an adverse impact on our business. If our business and the trading of our JDSs on the Mothers market is disrupted as a result of acts of war, hostilities, terrorism or other conditions leading to geopolitical unrest, particularly in the region surrounding Japan, the market price of our JDSs could decline.

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

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum. If actual yields are below the minimum we are not required to purchase the units. Typically, minimum acceptable yields for our new products are lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential end-customers.

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

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We currently rely on a combination of intellectual property rights, including mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. As of December 31, 2017, we do not have any issued patents. We have filed patent applications to help us protect our intellectual property, but there is no assurance that these applications will be successful. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. In addition, any patents we hold in the future may not adequately protect our intellectual property rights or our products against competitors, and third parties may challenge the scope, validity or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we may hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

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

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the U.S. Sarbanes-Oxley Act and the requirement to comply with public disclosure regulations in both the U.S. and in Japan, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with reporting requirements in Japan and the U.S., including the Sarbanes-Oxley Act.

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

We are an emerging growth company. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our JDSs less attractive to investors.

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

Risks Related to Ownership of the JDSs and our Underlying Common Stock

Japanese Depositary Shares are a relatively new form of security and there could be unforeseen difficulties or risks associated with JDSs.

Our initial public offering of JDSs, a form of representative instrument recently authorized by Japanese law was a unique offering for capital stock in a single non-Japanese issuer. The complexity of JDSs as described in these “Risk Factors”, or other unforeseen difficulties or risks associated with JDSs, could increase volatility, decrease liquidity or otherwise negatively affect the trading price of our JDSs. For a further description of the JDSs, please read the “Description of Japanese Depositary Shares” found in our prospectus filed pursuant to Rule 424(b)(4), on September 20, 2017.

Prior to our initial public offering in September 2017, there was no prior public market for the JDSs or our underlying common stock, and the market price of our JDSs may be volatile or may decline regardless of our operating performance.

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

•	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of new business partners, on the termination of existing business partner arrangements or changes to our relationships with such business partners;
•	recruitment or departure of key personnel;
•	announcements of litigation or claims against us;
•	changes in legal requirements relating to our business;
•	the economy as a whole, market conditions in our industry, and the industries of our customers and end-customers;
•	the effectiveness and willingness of investors to adopt the JDS instrument;
•	trading activity by our principal stockholders;
•	the size of our market float; and
•	any other factors discussed in this Annual Report on Form 10-K.

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

Because the trading market for our JDSs is the Mothers market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in February 2020. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our JDSs are quoted in Japanese yen on the Mothers market of the Tokyo Stock Exchange under the identification code “M-6697” and began trading publicly in September 2017. Prior to that time, there was no market for our JDSs. The following table sets forth the high and low per share sales prices of our JDSs as reported on the Mothers market of the Tokyo Stock Exchange since our initial public offering (“IPO”):

Year Ended December 31, 2017	High	Low
Third Quarter (from September 29, 2017)	¥1,372	¥1,061
Fourth Quarter	¥2,950	¥1,561

The following table sets forth the high and low per share sales prices of our JDSs as reported on the Mothers market of the Tokyo Stock Exchange in U.S dollars based on the Telegraphic Transfer Middle Rate quoted by Mitsubishi Tokyo UFJ Financial Group’s official index as of the respective high and low per share sales price date.

Year Ended December 31, 2017	High	Low
Third Quarter (from September 29, 2017)	$12.17	$9.41
Fourth Quarter	$26.23	$13.81

Dividend Policy

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

Holders of Record

As of December 31, 2017, there were approximately 77 holders of record of our common stock. This figure does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

In September 2017, we completed our IPO and sold 1,520,000 JDSs, represented by 1,520,000 shares of our common stock at a price to the public of $5.85 per share and received net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million. In October 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 shares of JDSs, represented by 228,000 shares of common stock, pursuant to the underwriters’ over-allotment option. We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriting discounts and commissions of $0.1 million. Additionally, offering costs incurred by the Company totaled $3.0 million.

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

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid in capital as our repurchase right lapses. For the year ended December 31, 2017, we repurchased 45,666 shares related to unvested early exercised stock options due to termination.

Purchases of Unregistered Equity Securities by the Issuer

None.

Stock Performance Graph

The following graph shows a comparison from September 29, 2017 (the date our JDSs commenced trading on the Mothers market of the Tokyo Stock Exchange) through December 31, 2017 of the cumulative total return for our JDSs. The graph assumes that $100 was invested on September 29, 2017 in the JDS of Techpoint, Inc., the NASDAQ Composite Index and the Japan TOPIX Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. The closing price of our JDSs on December 29, 2017, the last trading day of the year ended December 31, 2017, was ¥1,960 or $17.35 based on the Telegraphic Transfer Middle Rate quoted by Mitsubishi Tokyo UFJ Financial Group’s official index as of December 29, 2017.

The information on the above graph shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the year ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2015 is derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$31,142	$27,156	$20,245
Cost of revenue	13,221	12,735	8,803
Gross profit	17,921	14,421	11,442
Operating expenses
Research and development	5,383	4,380	4,964
Selling, general and administrative	6,193	4,678	2,592
Total operating expenses	11,576	9,058	7,556
Income from operations	6,345	5,363	3,886
Other income (expense)	(73)	—	3
Income before income taxes	6,272	5,363	3,889
Income taxes	2,515	1,882	(168)
Net income	$3,757	$3,481	$4,057
Net income allocable to preferred stockholders	$1,936	$2,627	$3,170
Net income allocable to common stockholders	$1,821	$854	$887
Net income per share allocable to common stockholders:
Basic	$0.25	$0.24	$0.30
Diluted	$0.24	$0.23	$0.28
Weighted-average shares outstanding in computing net income per share allocable to common stockholders
Basic	7,145,641	3,493,946	3,007,311
Diluted	8,056,329	4,358,387	3,774,146

	December 31,
	2017	2016	2015
Cash and cash equivalents	$21,536	$10,006	$9,463
Property and equipment - net	$325	$401	$170
Total assets	$26,592	$15,552	$12,483
Total current liabilities	$1,491	$2,226	$3,181
Convertible preferred stock	$—	$8,794	$8,794
Total stockholders’ equity	$24,968	$13,236	$9,240

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K.

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition, or SD, video to high definition, or HD, video in the security surveillance and automotive industries.

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in its respective country and together accounted for 60% and 66% of our revenue for the year ended December 31, 2017 and 2016, respectively.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. We began shipping our products in 2013 and to date, we have sold over 63 million integrated circuits. Our revenue has increased 15% to $31.1 million for the year ended December 31, 2017 from $27.2 million for the year ended December 31, 2016. We recorded net income of $3.8 million and $3.5 million for the year ended December 31, 2017 and 2016, respectively. The security surveillance market accounted for a majority of our revenue for the year ended December 31, 2017 and 2016. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We recognized $3.0 million and $0.6 million of revenue on sales into the automotive market for the year ended December 31, 2017 and 2016, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers, or ODMs. For the year ended December 31, 2017, 2016 and 2015, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the year ended December 31, 2017 and 2016, our research and development expense was $5.4 million and $4.4 million, respectively. We expect that our research and development expenses will increase significantly in the future as we pursue additional opportunities. As of December 31, 2017, we had 63 employees, 22 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. For the year ended December 31, 2017 and 2016, three of our end-customers accounted for 70% and 77% of our revenue, respectively, one of which, Hikvision, the largest security surveillance manufacturer in China, accounted for 59% and 62%, respectively. While we expect the composition of our end-customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing end-customers that make large orders.

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

Components of Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODMs, contract manufacturers and design houses. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met, which generally occurs when we ship our products to the distributors.

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research tax credit, non-deductible stock-based compensation, and the change to deferred tax assets resulting from the reduction in the U.S. federal tax rate from 34% to 21%.

Due to tax law changes in December 2017, the Company’s income tax provision for the year ended December 31, 2017 includes a $0.3 million one-time remeasurement charge for deferred taxes. This one-time remeasurement caused the effective tax rate to increase to 40.07% from 35.09% for the year ended December 31, 2017 and 2016, respectively. Please see Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$31,142	$27,156	$20,245
Cost of revenue (1)	13,221	12,735	8,803
Gross profit	17,921	14,421	11,442
Operating expenses: (1)
Research and development	5,383	4,380	4,964
Selling, general and administrative	6,193	4,678	2,592
Total operating expenses	11,576	9,058	7,556
Income from operations	6,345	5,363	3,886
Other income (expense)	(73)	—	3
Income before income taxes	6,272	5,363	3,889
Income taxes	2,515	1,882	(168)
Net income	$3,757	$3,481	$4,057

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Cost of revenue	$31	$15	$7
Research and development	273	102	73
Selling, general and administrative	1,144	322	84
Total	$1,448	$439	$164

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended
	December 31,
	2017	2016	2015
Revenue	100%	100%	100%
Cost of revenue	42	47	43
Gross profit	58	53	57
Operating expenses:
Research and development	18	16	25
Selling, general and administrative	20	17	13
Total operating expenses	38	33	38
Income from operations	20	20	19
Other income (expense)	0	0	0
Income before income taxes	20	20	19
Income taxes	8	7	(1)
Net income	12%	13%	20%

Comparison of the Year Ended December 31, 2017 and December 31, 2016

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
Revenue	$31,142	$27,156	$3,986	15%	$27,156	$20,245	$6,911	34%

Revenue increased by $4.0 million, or 15%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to a 22% increase in volume of shipments in the security surveillance market and also in the automotive market as a result of increased demand for our HD-TVI receiver products. These increases were offset by a 6% decrease in overall average selling price due to change in product mix for the year ended December 31, 2017 as compared to the year ended December 31, 2016. For the year ended December 31, 2017 and 2016, we recorded revenue of $3.0 million and $0.6 million on sales into the automotive market, respectively.

Revenue increased by $6.9 million, or 34%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily due to a 43% increase in volume of shipments during the year as a result of increased demand for our HD-TVI receiver products in the video security surveillance market, offset by a 6% decrease in overall average selling price due to product mix. For the year ended December 31, 2016, we recorded revenue of $0.6 million for mixed-signal solutions sales into the automotive market whereas substantially all of our revenue for the year ended December 31, 2015 was derived from sales into the video security surveillance market.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the year ended December 31, 2017, 2016, and 2015:

	Year Ended
	December 31,
	2017	2016	2015
China	85%	88%	87%
South Korea	9	6	7
Taiwan	3	4	6
Other	3	2	—
Total revenue	100%	100%	100%

We derived substantially all of our revenue from sales to customers in Asia, and China in particular, which accounted for 85%, 88%, and 87% of our revenue for the year ended December 31, 2017, 2016, and 2015, respectively.

Cost of revenue and gross margin

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
Cost of revenue	$13,221	$12,735	$486	4%	$12,735	$8,803	$3,932	45%
Gross margin	58%	53%			53%	57%

Cost of revenue increased $0.5 million, or 4%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Gross margin increased to 58% for the year ended December 31, 2017 from 53% for the year ended December 31, 2016. The increase in cost of revenue was primarily driven by a 22% increase in unit sales, and changes in product mix, which resulted in a positive impact on gross margin due to the sales volume increase of lower cost, higher margin products offset by decreased inventory write downs of $0.4 million and other period costs.

Cost of revenue increased $3.9 million, or 45%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Gross margin decreased to 53% for the year ended December 31, 2016 from 57% for the year ended December 31, 2015. The increase in cost of revenue was primarily driven by a 43% increase in unit sales, and changes in product mix, which resulted in a negative impact on gross margin due to the sales volume increase of higher cost, lower margin products. The cost of revenue increase and gross margin decrease was also due to increased inventory write downs of $0.7 million and, to a lesser extent, increased warranty expense related to the higher sales volumes.

Gross margin fluctuations are due to changes in product mix and fluctuations in period costs. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
Research and development	$5,383	$4,380	$1,003	23%	$4,380	$4,964	$(584)	(12)%

Research and development expense increased $1.0 million, or 23%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to an increase of $0.8 million in design, prototype, and software expenses and a $0.2 million increase in stock-based compensation expense as a result of our post-IPO stock price increase and a 10% increase in headcount due to expanding operations.

Research and development expenses decreased $0.6 million, or 12%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily due to a $1.4 million impact of fewer tape-outs during the year, partially offset by $1.0 million of increased personnel costs associated with a 40% increase in research and development headcount related to expanded research and development activities.

Selling, general and administrative expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
Selling, general and administrative	$6,193	$4,678	$1,515	32%	$4,678	$2,592	$2,086	80%

Selling, general and administrative expenses increased by $1.5 million, or 32%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to a $1.3 million increase in personnel-related expenses driven by a $0.8 million increase in stock-based compensation expense as a result of our post-IPO stock price increase and a 13% increase in headcount due to expanding operations. Legal and other professional service fees increased $0.2 million due to costs associated with being a public company.

Selling, general and administrative expenses increased by $2.1 million, or 80%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to a $1.7 million increase in personnel-related expenses driven by a 61% increase in headcount associated with growing sales and marketing efforts and expanding accounting and finance. Additionally, accounting and audit fees increased $0.4 million as we continued to prepare to become a public company, and, to a lesser extent, rent and facility expenses increased as a result of establishment of foreign offices.

Other income and expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
Other income (expense)	$(73)	$—	$(73)	*	$—	$3	$(3)	(100)%

*	Not meaningful given the insignificant amount of other income (expense) for the year ended December 31, 2016.

Other expense increased by $73,000 for the year ended December 31, 2017 primarily due to the foreign currency exchange loss related to IPO proceeds received during the period.

Other income decreased by $3,000, or 100%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily due to the foreign currency exchange loss associated with the activities of the foreign offices established during 2016, offset by interest income during the period.

Provision for income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2017	2016	Amount	%	2016	2015	Amount	%
Income taxes	$2,515	$1,882	$633	34%	$1,882	$(168)	$2,050	(1220)%

The provision for income taxes increased by $0.6 million, or 34%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in the provision for income taxes is primarily due to a

$0.3 million one-time remeasurement of deferred taxes due to tax law changes during December 2017. This one-time remeasurement caused the effective tax rate to increase to 40.07% from 35.09% for the year ended December 31, 2017 and 2016, respectively. Please see Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

The provision for income taxes increased by $2.1 million, or 1220%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 and 2015 was 35.09% and (4.32)%, respectively. The increase in effective tax rate is due to the release of the valuation allowance during the year ended December 31, 2015. There was no such release during the year ended December 31, 2016.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with revenue from sales of our mixed-signal integrated circuits and with gross proceeds from our IPO. In September 2017, we completed our IPO and sold 1,520,000 JDSs, represented by 1,520,000 shares of our common stock at a price to the public of $5.85 per share and received net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million. In October 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 shares of JDSs, represented by 228,000 shares of common stock, pursuant to the underwriters’ over-allotment option. We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriting discounts and commissions of $0.1 million. Additionally, offering costs incurred by the Company totaled $3.0 million.

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of December 31, 2017 were $21.5 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table:

	Year Ended
	December 31,
	2017	2016	2015
Net cash provided by operating activities	$4,359	$1,608	$5,287
Net cash used in investing activities	(170)	(346)	(88)
Net cash provided by (used in) financing activities	7,341	(719)	184
Net increase in cash and cash equivalents	$11,530	$543	$5,383

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2017, net cash provided by operating activities was $4.4 million, primarily due to net income of $3.8 million, a net increase in non-cash charges of $2.0 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, offset by a net decrease in our operating assets and liabilities of $1.4 million. The net change in our operating assets and liabilities was primarily due to a $0.3 million increase in inventory to support anticipated demand, a $0.7 million increase in prepaid expenses and other current assets for purchased software, and a $0.7 million decrease in customer deposits attributable to timing of customer pre-payments, partially offset by a $0.1 million increase in accounts payable driven by the timing of payments made to our vendors and $0.2 million increase in accrued expenses.

During the year ended December 31, 2016, net cash provided by operating activities was $1.6 million, primarily due to net income of $3.5 million, a net increase in non-cash charges of $0.4 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, offset by a net decrease in our operating assets and liabilities of $2.3 million. The net change in our operating assets and liabilities was primarily due to a $1.2 million increase in inventory to support anticipated demand, a $0.8 million decrease in accounts payable driven by the timing of payments made to our vendors, a $0.6 million decrease in customer deposits attributable to timing of customer pre-payments, and a $0.1 million increase in accounts receivable, partially offset by a $0.2 million increase in accrued expenses and a $0.2 million decrease in prepaid expenses and other current assets.

During the year ended December 31, 2015, net cash provided by operating activities was $5.3 million, primarily due to net income of $4.1 million, a net increase in our operating assets and liabilities of $1.8 million, partially offset by a net decrease in non-cash charges of $0.6 million, primarily driven by deferred income taxes, depreciation and amortization and stock-based compensation. The net change in our operating assets and liabilities was primarily due to a $1.3 million increase in customer deposits primarily attributable to timing of customer pre-payments and a $1.1 million increase in accounts payable as a result of ramping up our sales and marketing efforts, partially offset by a $0.3 million increase in inventory and a $0.3 million increase in prepaid and other current assets.

Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make capital expenditures to support the continued growth of our business. During the year ended December 31, 2017, 2016 and 2015, cash used in investing activities was $0.2 million, $0.3 million and $0.1 million, respectively, due to purchases of property and equipment.

Financing Activities

Cash flows used in financing activities consists primarily of payments for activities related to the process of becoming a public company and proceeds received from IPO and stock option exercises. During the year ended December 31, 2017, cash provided by financing activities was $7.3 million due to IPO proceeds received of $9.3 million, net proceeds from the exercise of stock options of $0.1 million, offset by payments for deferred offering costs of $2.1 million. During the year ended December 31, 2016, cash used in financing activities was $0.7 million primarily due to payments for deferred offering costs of $0.8 million offset by net proceeds from the exercise of stock options of $0.1 million. During the year ended December 31, 2015, cash provided by financing activities was $0.2 million due to net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2017 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years
Operating leases	$1,049	$469	$580	$—	$—
Purchase commitments	105	105	—	—	—
Total	$1,154	$574	$580	$—	$—

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

The following paragraphs discuss the items that we believe are the critical accounting policies most affected by significant management estimates and judgments. Please see Note 1 of Part II, Item 8 of this Annual Report on Form 10-K for further information on all significant accounting policies.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. Our customers do not have rights of return except pursuant to our standard warranty terms. Provisions for warranty returns are provided for at the time product sales are recognized based on historical experience or specific identification of an event necessitating a reserve. Generally, we meet these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time.

For the year ended December 31, 2017, 2016 and 2015, substantially all of our customers paid in advance of shipment, but we may not be able to continue this practice in the future, particularly as we sell into the automotive market. Additionally, for the year ended December 31, 2017, 2016 and 2015, we did not offer stock rotation, price protection or return rights.

Inventory

We record inventory at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. Upon the adoption of ASU 2015-11 in the first quarter of fiscal 2017, inventories are stated at the lower of cost or net realizable value. The carrying value of inventory is adjusted for excess and obsolete inventory based on inventory age, shipment history and the forecast of demand over a specific future period. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. The semiconductor markets that we serve are volatile and actual results may vary from forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory which could have a material effect on our results of operations.

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in our taxable income. Valuation allowances are established to reduce deferred tax assets as necessary based on available objective evidence. We believe it is more likely than not that we will realize benefits of deductible differences and have, therefore, not recorded a full valuation allowance. We recognize in our consolidated financial statements the impact of a tax position that based on its technical merits is more likely than not to be sustained upon examination.

Stock-based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options and restricted stock unit awards, based on the estimated fair value of the award on the grant date, net of forfeitures. We estimate the grant date fair value of our stock option awards, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value of restricted stock units was determined based on the fair value of our common stock. We recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards.

The assumptions used in our option-pricing model represent management’s best estimates. These estimates are highly complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, so that they are inherently subjective. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Given the absence of a public trading market prior to our IPO, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock which included, but were not limited to (i) contemporaneous independent third-party valuations of the Company’s common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions.

Subsequent to our IPO, the fair value of our common stock is determined based on the per share closing price of the JDS on the Mothers market of the Tokyo Stock Exchange on the date of grant.

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options.

•

Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we did not have a sufficient trading history for our common stock. Industry peers consist of several public companies in the technology industry that provide similar services with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. We currently do not expect to issue any dividends.

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Upon the adoption of ASU 2016-09, in the first quarter of fiscal 2017, we adjusted stock-based compensation expense for forfeiture of equity incentive awards as they occur. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting included in Part II, Item 8 of this Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in foreign currency exchange rates and interest rates, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating activities. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the year ended December 31, 2017 and 2016. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the year ended December 31, 2017, 2016 and 2015 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at December 31, 2017, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Jose, California

March 14, 2018

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,536	$10,006
Accounts receivable	93	79
Inventory	2,847	2,583
Prepaid expenses and other current assets	978	273
Total current assets	25,454	12,941
Property and equipment - net	325	401
Deferred tax assets	652	1,022
Other assets	161	1,188
Total assets	$26,592	$15,552
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$760	$777
Accrued liabilities	573	481
Liability related to early exercised stock options	152	223
Customer deposits	6	745
Total current liabilities	1,491	2,226
Other liabilities	133	90
Total liabilities	1,624	2,316
Commitments and contingencies (Note 5)
Stockholders’ equity
Convertible preferred stock, no par value per share - 11,660,000 shares authorized
Series seed convertible preferred stock - 4,660,000 shares designated; nil and 4,660,000 shares issued and outstanding (aggregate liquidation value of nil and $1,165) as of December 31, 2017 and 2016, respectively	—	1,156
Series A convertible preferred stock - 4,500,000 shares designated; nil and 4,500,000 shares issued and outstanding (aggregate liquidation value of nil and $4,500) as of December 31, 2017 and 2016, respectively	—	4,477
Series B convertible preferred stock - 2,500,000 shares designated; nil and 1,582,500 shares issued and outstanding (aggregate liquidation value of nil and $3,165) as of December 31, 2017 and 2016, respectively	—	3,161
Preferred stock, par value $0.0001 per share - 5,000,000 and nil shares authorized as of December 31, 2017 and 2016, respectively; nil shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, no par value per share - Nil and 20,500,000 shares authorized as of December 31, 2017 and 2016, respectively; nil and 3,725,238 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, par value $0.0001 per share - 75,000,000 and nil shares authorized as of December 31, 2017 and 2016, respectively; 16,752,171 and nil shares issued and outstanding as of December 31, 2017 and 2016, respectively	2	—
Additional paid-in-capital	17,580	813
Retained earnings	7,386	3,629
Total stockholders’ equity	24,968	13,236
Total liabilities and stockholders’ equity	$26,592	$15,552

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$31,142	$27,156	$20,245
Cost of revenue	13,221	12,735	8,803
Gross profit	17,921	14,421	11,442
Operating expenses
Research and development	5,383	4,380	4,964
Selling, general and administrative	6,193	4,678	2,592
Total operating expenses	11,576	9,058	7,556
Income from operations	6,345	5,363	3,886
Other income (expense)	(73)	—	3
Income before income taxes	6,272	5,363	3,889
Income taxes	2,515	1,882	(168)
Net income	$3,757	$3,481	$4,057
Net income allocable to preferred stockholders	$1,936	$2,627	$3,170
Net income allocable to common stockholders	$1,821	$854	$887
Net income per share allocable to common stockholders:
Basic	$0.25	$0.24	$0.30
Diluted	$0.24	$0.23	$0.28
Weighted-average shares outstanding in computing net income per share allocable to common stockholders
Basic	7,145,641	3,493,946	3,007,311
Diluted	8,056,329	4,358,387	3,774,146

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2014	10,742,500	$8,794	2,893,084	$—	$91	$(3,909)	$4,976
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	439,768	—	43	—	43
Stock-based compensation	—	—	—	—	164	—	164
Net income	—	—	—	—	—	4,057	4,057
Balances as of December 31, 2015	10,742,500	8,794	3,332,852	—	298	148	9,240
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	392,386	—	76	—	76
Stock-based compensation	—	—	—	—	439	—	439
Net income	—	—	—	—	—	3,481	3,481
Balances as of December 31, 2016	10,742,500	8,794	3,725,238	—	813	3,629	13,236
Conversion of convertible preferred stock to common stock upon IPO	(10,742,500)	(8,794)	10,742,500	2	8,792	—	—
Issuance of common stock upon IPO, net of issuance costs	—	—	1,520,000	—	5,157	—	5,157
Issuance of common stock upon exercise of over-allotment option, net of issuance costs	—	—	228,000	—	1,200	—	1,200
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	506,433	—	170	—	170
Issuance of common stock upon vesting of RSUs	—	—	30,000	—	—	—	—
Stock-based compensation	—	—	—	—	1,448	—	1,448
Net income	—	—	—	—	—	3,757	3,757
Balances as of December 31, 2017	—	$—	16,752,171	$2	$17,580	$7,386	$24,968

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$3,757	$3,481	$4,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	160	94
Stock-based compensation	1,448	439	164
Write-off of long lived assets	9	7	—
Deferred income taxes	370	(193)	(829)
Changes in operating assets and liabilities:
Accounts receivable	(14)	(77)	(2)
Inventory	(264)	(1,202)	(286)
Prepaid expenses and other current assets	(705)	193	(322)
Other assets	(18)	(23)	(151)
Accounts payable	85	(791)	1,134
Accrued expenses	180	200	52
Customer deposits	(739)	(614)	1,323
Other liabilities	43	28	53
Net cash provided by operating activities	4,359	1,608	5,287
Cash Flows From Investing Activities
Purchase of property and equipment	(170)	(346)	(88)
Net cash used in investing activities	(170)	(346)	(88)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriter commissions	9,339	—	—
Net proceeds from exercise of stock options	98	113	184
Payments of deferred offering costs	(2,096)	(832)	—
Net cash provided by (used in) financing activities	7,341	(719)	184
Net increase in cash and cash equivalents	11,530	543	5,383
Cash and cash equivalents at beginning of period	10,006	9,463	4,080
Cash and cash equivalents at end of period	$21,536	$10,006	$9,463

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,585	$1,819	$821
Supplemental Disclosure of Noncash Investing and Financing Information
Conversion of preferred stock to common stock upon initial public offering	$8,792	$—	$—
Vesting of early exercised options	$99	$76	$16
Property and equipment purchased but not yet paid	$21	$51	$—
Unpaid deferred offering costs	$—	$161	$53

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Notes to Consolidated Financial Statements

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

Initial Public Offering

On September 29, 2017, the Company completed its initial public offering (“IPO”) of Japanese depositary shares (“JDS”). In connection with the IPO, the Company sold 1,520,000 JDSs, represented by 1,520,000 shares of our common stock at a price to the public of $5.85 per share and received net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million. Additionally, offering costs incurred by the Company totaled $3.0 million. Prior to the closing of the Company’s IPO, all outstanding shares of its preferred stock converted to common stock on a one-to-one basis.

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

Basis of Consolidation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense) in the Consolidated Statements of Operations.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the consolidated financial statements include inventory valuation, valuation allowance for recorded deferred tax assets, and stock-based compensation. These estimates are based upon information available as of the date of the consolidated financial statements. Actual results could differ materially from those estimates.

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

For the year ended December 31, 2017, 2016 and 2015, one customer, a distributor, accounted for 74%, 85% and 82% of revenue, respectively. Additionally, for the year ended December 31, 2017, 2016 and 2015, one of our end-customers accounted for 59%, 62% and 78% of revenue, respectively, which primarily occurred through this distributor. No other customers accounted for 10% or greater of our revenue in the year ended December 31, 2017,

2016 or 2015. Additionally, no other end-customer accounted for 10% or greater of our revenue for the year ended December 31, 2017. One other end-customer accounted for 10% or greater of our revenue for the year ended December 31, 2016. No other end-customer accounted for 10% or greater of our revenue for the year ended December 31, 2015.

Concentration of Supplier Risk

The Company is a fabless producer of semiconductors and is dependent on three subcontractors for substantially all of its production requirements. The failure of either subcontractor to fulfill the production requirements of the Company on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in either subcontractor would cause delays in the Company’s products and potentially result in a significant loss of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost.

Fair Value of Financial Instruments

The Company estimates certain financial assets and liabilities at fair value based on available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. See Note 3: “Fair Value Measurements” of these Notes to Consolidated Financial Statements for a further discussion on fair value of financial instruments.

Inventories

Inventories are stated at the lower of cost or market. Upon the adoption of ASU 2015-11 in the first quarter of fiscal 2017, inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished good parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2017 and 2016 was $0.4 million and $0.8 million, respectively.

Property and Equipment

Property and equipment, are stated at cost less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from two to three years for computer equipment, furniture and leasehold improvements.

The Company evaluates the recoverability of property, plant and equipment in accordance with Accounting Standards Codification (“ASC”) No. 360, Accounting for the Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets.

Product Warranty

The Company generally warrants its products for one year from the date of shipment against defects. The Company accrues for anticipated warranty costs upon shipment based on the number of shipped units, historical analysis of the volume of product returned under the warranty program, management’s judgment regarding anticipated rates of warranty claims and associated repair costs.

Employee Benefit Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has not made any matching contributions to the 401(k) Plan to date.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been delivered; (3) the price is fixed or determinable; and (4) collection is reasonably assured.

The Company principally sells its products to distributors who, in turn, sell to ODMs, contract manufacturers and design houses. The Company generally recognizes revenue when it ships its product to the distributors. The Company’s delivery terms are primarily free on board shipping point, at which time title and all risks of ownership are transferred to the distributor. As of December 31, 2017 and 2016, substantially all of the Company’s customers paid in advance of shipment, and no stock rotation, price protection or return rights were offered.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist primarily of expenditures for labor, benefits and mask sets.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model which requires us to estimate certain key assumptions including, stock price, future stock price volatility, expected term of the options, risk free rates, and dividend yields. The Company adjusts compensation expense for forfeiture of equity incentive awards as they occur. The resulting cost is recognized over the period that the employee is required to provide services for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts based on the department to which the related employee is assigned. See Note 11 “Stock-Based Compensation” for a description of the Company’s stock-based employee compensation plans and the assumptions the Company uses to calculate the fair value of stock-based employee compensation.

Stock-based awards issued to non-employees are recognized as expense over the requisite service period at their then current fair value. The Company determines the fair value of its stock-based awards issued to non-employees utilizing the Black-Scholes option pricing model. Stock-based compensation expense for stock-based awards issued to nonemployees is recognized over the requisite service period or when it is probable that the performance condition will be satisfied. The fair value of stock-based awards to non-employees is measured at each reporting period until a measurement date is reached.

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC 740-10, Income Taxes (“ASC 740-10”). The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the Consolidated Statements of Income.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws across multiple tax jurisdictions. Although ASC 740-10 provides clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the recognition threshold and measurement framework will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations.

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

The Company has substantially completed its evaluation of the effect of the standard on the Company’s financial statements. The Company’s evaluation focused on the review of significant customer contracts as well as business processes, systems and controls required to support appropriate recognition and disclosure under the new standard. Based on the Company’s evaluation and as the Company does not offer stock rotation, price protection or return rights for its product sales, the Company has not identified any expected material impact on the timing and measurement of revenues from the review of its existing customer contracts. The Company will evaluate new contracts with customers as they are obtained and will adopt the standard using the modified retrospective approach in the first quarter of 2018.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Finished goods	$1,633	$1,741
Work in process	1,214	842
Total inventory	$2,847	$2,583

Property and Equipment - Net

Property and equipment - net consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Computer equipment	$687	$605
Leasehold improvements	59	22
Furniture	30	37
Total property and equipment	776	664
Less: accumulated depreciation	(451)	(263)
Total property and equipment - net	$325	$401

The Company recorded $0.2 million and $0.2 million of depreciation expense for the year ended December 31, 2017 and 2016, respectively.

Accrued Liabilities

Accured liabilities consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Payroll-related expenses	$291	$144
Engineering services	131	110
Accrued warranty	73	83
Taxes payable	37	27
Professional fees	23	95
Other	18	22
Total accrued liabilities	$573	$481

Customer Deposits

Customer deposits represent payments received in advance of shipments. Customer deposits were $6,000 and $0.7 million as of December 31, 2017 and 2016, respectively.

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2017
Assets:
Money market funds	$6,951	$—	$—	$6,951
As of December 31, 2016
Assets:
Money market funds	$4,932	$—	$—	$4,932

As of December 31, 2017 and 2016, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
China	$26,453	$23,815	$17,637
South Korea	2,857	1,600	1,470
Taiwan	821	1,214	1,128
Other	1,011	527	10
Total revenue	$31,142	$27,156	$20,245

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Security surveillance	$28,143	$26,531	$20,237
Automotive	2,999	625	8
Total revenue	$31,142	$27,156	$20,245

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Taiwan	$205	$255
United States	92	83
Japan	16	39
China	9	19
South Korea	3	5
Total property and equipment - net	$325	$401

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020.

As of December 31, 2017, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2018	$469
2019	520
2020	60
Total	$1,049

Rent expense under operating leases was $0.5 million and $0.4 million for the year ended December 31, 2017 and 2016, respectively.

Purchase Commitments

As of December 31, 2017, the Company had purchase commitments with its third-party suppliers through fiscal year 2018. Future minimum payments under purchase commitments are $0.1 million for the year ending December 31, 2018.

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

Convertible Preferred Stock

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

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2017. The shares of preferred stock issued and outstanding was nil as of December 31, 2017.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2017. The shares of common stock issued and outstanding was 16,752,171 excluding 289,334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock as of December 31, 2017.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2017
Outstanding stock awards	1,593,568
Shares available for future issuance under the 2017 Stock Incentive Plan	3,933,649
Total common stock reserved for future issuances	5,527,217

7. Stock Award Plan

Stock Incentive Plan

In April 2012, the Company adopted the 2012 Stock Option Plan (“2012 Plan”). The 2012 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Company’s board of directors. Under the terms of the 2012 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and nonstatutory stock options must be at least 110% of the fair market value of the common stock on the grant date, as determined by the Company’s board of directors. The terms of options granted under the 2012 Plan may not exceed ten years.

In August 2017, the Company adopted the 2017 Stock Option Plan (“2017 Plan”). The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the

2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. The Company has reserved 3,933,649 shares of its common stock for issuance under the 2017 Plan, including 1,453,649 shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated will be added to the 2017 Plan. The number of shares that have been authorized for issuance under the 2017 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The 2017 Plan provides for the granting of incentive stock options, or ISOs, within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, or NSOs, to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, or SARs, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid in capital as the repurchase right lapses. The Company issued 46,667 and 302,083 unvested shares of common stock upon early exercise for the year ended December 31, 2017 and 2016, respectively, for total exercise proceeds of $46,000 and $113,000, respectively. For the year ended December 31, 2017 and 2016, the Company repurchased 45,666 and 37,167 shares, respectively, of unvested common stock related to early exercised stock options at the original purchase price due to termination of employees. As of December 31, 2017 and 2016, 289,334 and 606,833 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.2 million and $0.2 million, respectively.

Stock Options

The Company’s stock option activity is summarized as follows:

	Options Available for Grant	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2016	2,017,983	1,545,667	$0.81	8.2	$3,216
Authorized	2,500,000	—
Granted	(583,500)	583,500	$2.99
Exercised (1)	—	(506,433)	$0.34
Canceled	49,166	(49,166)	$0.41
As of December 31, 2017	3,983,649	1,573,568	$1.78	8.4	$24,556
Options vested and expected to vest as of December 31, 2017		1,573,568	$1.78	8.4	$24,556
Options vested and exercisable as of December 31, 2017		357,920	$1.42	7.9	$5,714

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at December 31, 2017, are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$0.10	14,167	5.6	$0.10	—	$—
$0.16	128,750	6.1	$0.16	72,333	$0.16
$0.37	317,584	7.4	$0.37	64,500	$0.37
$0.97	263,833	8.2	$0.97	68,828	$0.97
$2.51	269,401	8.7	$2.51	95,626	$2.51
$2.89	52,000	9.2	$2.89	—	$—
$2.93	372,833	9.4	$2.93	49,133	$2.93
$3.18	155,000	9.6	$3.18	7,500	$3.18
	1,573,568	8.4	$1.78	357,920	$1.42

The aggregate intrinsic value of options exercised for the year ended December 31, 2017 and 2016 was $1.8 million and $0.8 million, respectively.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
As of December 31, 2016	30,000	$2.89
Granted	20,000	$19.42
Released	(30,000)	$2.89
Canceled	—
As of December 31, 2017	20,000	$19.42

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Cost of revenue	$31	$15	$7
Research and development	273	102	73
Selling, general and administrative	1,144	322	84
Total	$1,448	$439	$164

The Company records stock-based compensation using the Black-Scholes option-pricing model. The Company recognizes such costs as compensation expense on a straight-line basis over the requisite service period. The Company’s valuation assumptions are as follows:

Fair value of common stock — Given the absence of a public trading market prior to our IPO, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock which included, but were not limited to (i) contemporaneous independent third-party valuations of the Company’s common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions.

Subsequent to our IPO, the fair value of the Company’s common stock was the per share closing price for our JDS as reported on the Mothers market of the Tokyo Stock Exchange on the date of grant.

Risk-free interest rate — The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the awards for each award group.

Expected term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. To determine the expected term, we generally apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

Volatility — As the Company does not have a long trading history to determine the volatility of its common stock, the Company determines volatility based on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the awards.

Dividend yield — The Company has never declared or paid any cash dividends and does not currently plan to pay a cash dividend in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

Employee Stock Awards

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock awards:

	Year Ended
	December 31,
	2017	2016	2015
Expected term (in years)	6.28	6.19	6.30
Risk-free interest rate	2.01%	1.38%	1.67%
Expected volatility	53%	51%	46%
Dividend rate	0%	0%	0%
Fair value of common stock	$5.14	$2.35	$0.86

The weighted-average grant date fair value for employee stock awards for the year ended December 31, 2017, 2016 and 2015 was $3.71, $1.36 and $0.53, respectively. The remaining unrecognized stock-based compensation expense related to non-vested awards was $2.3 million and $0.8 million as of December 31, 2017 and 2016, respectively, and will be recognized over a weighted-average remaining period of approximately 3.7 and 3.7 years, respectively.

Non-Employee Stock Awards

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock awards:

	Year Ended
	December 31,
	2017	2016	2015
Expected term (in years)	10.00	10.00	10.00
Risk-free interest rate	2.30%	2.02%	2.09%
Expected volatility	53%	53%	50%
Dividend rate	0%	0%	0%
Fair value of common stock	$14.40	$2.68	$0.84

The weighted-average grant date fair value for non-employee stock awards for the year ended December 31, 2017, 2016 and 2015 was $7.34, $2.16 and $0.53, respectively. Non-employee stock awards are revalued at each reporting date and the relating stock-based compensation expense is recognized as awards vest. Non-employee stock-based compensation expense for unvested awards fluctuate as the fair value of our JDS, represented by common stock, fluctuates. The remaining unrecognized stock-based compensation expense related to non-vested awards was $0.3 million and $0.2 million as of December 31, 2017 and 2016, respectively, and will be recognized over a weighted-average remaining period of approximately 1.9 and 4.0 years, respectively.

9. Net Income Per Share

For the periods presented prior to the Company’s IPO, basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. Prior to the closing of the Company’s IPO, all outstanding shares of its Series Seed, Series A, and Series B convertible preferred shares, which were participating securities, were converted to common stock on a one-to-one basis. The common stock issued for the conversion of 10,742,500 preferred shares were included in the calculation of the weighted-average shares outstanding for the year ended December 31, 2017.

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2017	2016	2015
Numerator:
Basic:
Net income	$3,757	$3,481	$4,057
Net income allocable to preferred stockholders	1,936	2,627	3,170
Net income allocable to common stockholders	1,821	854	887
Diluted:
Net income	3,757	3,481	4,057
Net income allocable to preferred stockholders	1,823	2,477	3,002
Net income allocable to common stockholders	1,934	1,004	1,055
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share allocable to common stockholders	7,145,641	3,493,946	3,007,311
Diluted shares:
Effect of potentially dilutive securities:
Stock options (1)	910,688	864,441	766,835
Weighted-average shares used in computing diluted net income per common share allocable to common stockholders	8,056,329	4,358,387	3,774,146
Net income per common share:
Basic	$0.25	$0.24	$0.30
Diluted	$0.24	$0.23	$0.28

(1)	Including early-exercised options.

The potentially dilutive securities outstanding related to stock options as of December 31, 2017, 2016 and 2015 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 7,000, 56,000 and 39,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Domestic	$6,141	$5,311	$3,888
Foreign	131	52	1
Income before income taxes	$6,272	$5,363	$3,889

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Current:
Federal	$2,089	$2,034	$659
Foreign	55	40	1
State	1	1	1
Total Current	2,145	2,075	661
Deferred - net	370	(193)	(829)
Provision for income taxes	$2,515	$1,882	$(168)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2017	2016	2015
U.S. statutory federal taxes at statutory rate	34.00%	34.00%	34.00%
State taxes - net of federal benefit	0.01	0.01	0.01
Research and development benefit	(1.72)	(2.59)	(4.08)
Permanent items and other	0.94	2.55	0.55
Change in valuation allowance	1.78	1.12	(34.80)
Tax rate change	5.06	—	—
Effective tax rate	40.07%	35.09%	(4.32)%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2017	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$85	$71	$71
Research and other credits	309	211	151
Accruals	243	464	192
Intangibles	323	574	623
Other	140	97	50
Total deferred tax assets	1,100	1,417	1,087
Deferred tax liabilities:
Property and equipment - net	(54)	(113)	(36)
Total deferred tax liabilities	(54)	(113)	(36)
Valuation allowance	(394)	(282)	(222)
Deferred tax assets - net	$652	$1,022	$829

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of current period taxable income and its expected recurring profitability, Management believes it is more likely than not the Company will realize benefits of deductible differences and thus has not recorded a full valuation allowance.

Tax reform H.R.1, originally known as the Tax Cuts and Jobs Act (“Act”), was enacted on December 22, 2017. The Act contains several key provisions that may have significant financial statement effects including the remeasurement of deferred taxes and the recognition of liabilities for taxes on mandatory repatriation and certain other foreign income. The Act reduces the corporate tax rate to 21%, effective January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, the effects must be recognized by companies’ December 2017 financial statements, even though the effective date for most provisions is January 1, 2018.

Subsequent to the enactment of the Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 addresses the application of ASC 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act and permits the recording of provisional amounts relating to the impact of the Act during a measurement period which is not to extend beyond one year from the Act enactment date.

The Company has reflected the impact of the Act in its financial statements as the law was enacted before the end of the 2017 year. The Company estimated that the reduction in the Corporate tax rate to 21% reduced net deferred tax assets by $0.3 million from $1.0 million to $0.7 million. The Company has estimated the liabilities for taxes on mandatory repatriation and certain other foreign income. The liabilities for taxes on mandatory repatriation of foreign income and taxes on other foreign income from its foreign subsidiaries is approximately $35,000 of which $34,000 can be offset with a foreign tax credit.

As of December 31, 2017 and 2016, the Company had net operating loss carryforwards of $1.2 million and $1.2 million, respectively, for state income tax purposes. These net operating loss carryforwards will begin to expire in 2032 if unused. As of December 31, 2017 and 2016, the Company also had credit carryforwards of $0.5 million and $0.4 million, respectively, for state income tax purposes. These credits carryforwards have no expiration if unused. As of December 31, 2017 and 2016, the Company did not have net operating loss carryforwards or other credits for federal income tax purposes. Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an "ownership change", as defined by the Internal Revenue Code (IRC). If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

As of December 31, 2017 and 2016, the Company had unrecognized tax benefits of $0.2 million and $0.2 million, respectively, due to research and development credits. The reversal of the uncertain tax benefits would impact the Company’s effective tax rate.

11. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited consolidated statements of operations by quarter for the year ended December 31, 2017 and 2016. In the opinion of management, the accompanying unaudited consolidated statements of operations reflect all adjustments, which only include normal recurring adjustments, necessary to present fairly the Company’s results of operations in accordance with GAAP and are not necessarily indicative of the results to be expected for the full fiscal year or for any other future annual or interim periods.

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016	March 31, 2016
Revenue	$7,761	$8,112	$8,039	$7,230	$5,888	$7,628	$7,396	$6,244
Cost of revenue	3,473	3,427	3,369	2,952	2,899	3,388	3,683	2,765
Gross profit	4,288	4,685	4,670	4,278	2,989	4,240	3,713	3,479
Operating expenses
Research and development	1,565	1,156	1,197	1,465	1,004	1,180	1,101	1,095
Selling, general and administrative	2,068	1,541	1,357	1,227	1,117	1,099	1,417	1,045
Total operating expenses	3,633	2,697	2,554	2,692	2,121	2,279	2,518	2,140
Income from operations	655	1,988	2,116	1,586	868	1,961	1,195	1,339
Other income (expense)	(4)	(59)	(2)	(8)	(10)	(1)	3	8
Income before income taxes	651	1,929	2,114	1,578	858	1,960	1,198	1,347
Income taxes	591	646	739	539	419	630	390	443
Net income	$60	$1,283	$1,375	$1,039	$439	$1,330	$808	$904
Net income per share allocable to common stockholders:
Basic	$—	$0.09	$0.09	$0.07	$0.03	$0.09	$0.06	$0.06
Diluted	$—	$0.08	$0.09	$0.07	$0.03	$0.09	$0.05	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this Annual Report on Form 10-K are as follows:
(1)	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K.

(3)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 14, 2018	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Fumihiro Kozato	President and Chief Executive Officer	March 14, 2018
	Name	(Principal Executive Officer)

	/s/ Yukiko Tegarden	Chief Financial Officer	March 14, 2018
	Name	(Principal Financial and Accounting Officer)

	*	Director	March 14, 2018
Robert Cochran

	*	Director	March 14, 2018
Fun-Kai Liu

	*	Director	March 14, 2018
Koji Mori

	*	Director	March 14, 2018
Dr. Yaichi Aoshima, Ph.D.

*By	/s/ Fumihiro Kozato
Fumihiro Kozato Attorney-in-Fact