Form 10-Q
period 2018-03-31
Techpoint, Inc.
filed 2018-05-15
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, the registrant had 17,148,935 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$24,324	$21,536
Accounts receivable	65	93
Inventory	1,791	2,847
Prepaid expenses and other current assets	873	978
Total current assets	27,053	25,454
Property and equipment - net	329	325
Deferred tax assets	822	652
Other assets	168	161
Total assets	$28,372	$26,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,095	$760
Accrued liabilities	1,019	573
Liability related to early exercised stock options	132	152
Customer deposits	138	6
Total current liabilities	2,384	1,491
Other liabilities	139	133
Total liabilities	2,523	1,624
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; nil shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 16,884,012 and 16,752,171 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	17,988	17,580
Retained earnings	7,859	7,386
Total stockholders’ equity	25,849	24,968
Total liabilities and stockholders’ equity	$28,372	$26,592

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$7,053	$7,230
Cost of revenue	3,285	2,952
Gross profit	3,768	4,278
Operating expenses
Research and development	2,211	1,465
Selling, general and administrative	1,621	1,227
Total operating expenses	3,832	2,692
Income (loss) from operations	(64)	1,586
Other income (expense)	389	(8)
Income before income taxes	325	1,578
Income taxes	(148)	539
Net income	$473	$1,039
Net income allocable to preferred stockholders	$—	$768
Net income allocable to common stockholders	$473	$271
Net income per share allocable to common stockholders:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07
Weighted average shares outstanding in computing net income per share allocable to common stockholders
Basic	16,823,851	3,785,022
Diluted	18,177,605	4,643,976

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$473	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	50
Stock-based compensation	270	128
Write-off of long lived assets	—	9
Deferred income taxes	(170)	(64)
Changes in operating assets and liabilities:
Accounts receivable	28	(18)
Inventory	1,056	727
Prepaid expenses and other current assets	105	38
Other assets	(8)	(2)
Accounts payable	356	88
Accrued expenses	446	741
Customer deposits	132	(337)
Other liabilities	6	31
Net cash provided by operating activities	2,745	2,430
Cash Flows From Investing Activities
Purchase of property and equipment	(75)	(86)
Net cash used in investing activities	(75)	(86)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	118	—
Payments of deferred offering costs	—	(214)
Net cash provided by (used in) financing activities	118	(214)
Net increase in cash and cash equivalents	2,788	2,130
Cash and cash equivalents at beginning of period	21,536	10,006
Cash and cash equivalents at end of period	$24,324	$12,136

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$20	$27
Supplemental Disclosure of Noncash Investing and Financing Information
Vesting of early exercised options	$20	$36
Unpaid deferred offering costs	$—	$305
Property and equipment purchased but not yet paid	$—	$9

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

Initial Public Offering

On September 29, 2017, the Company completed its initial public offering (“IPO”) of Japanese depositary shares (“JDSs”).  In connection with the IPO, the Company sold 1,520,000 JDSs, represented by 1,520,000 shares of the Company’s common stock at a price to the public of $5.85 per share for net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million. Additionally, offering costs incurred by the Company totaled $3.0 million. Prior to the closing of the Company’s IPO, all outstanding shares of its preferred stock converted to common stock on a one-to-one basis.

On October 25, 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 JDSs, represented by 228,000 shares of common stock, pursuant to the underwriters’ over-allotment option. We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriter discounts and commissions of $0.1 million.

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense) in the Condensed Consolidated Statements of Operations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2017 contained in our Annual Report on Form 10-K filed with the SEC on March 14, 2018.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to ODMs, contract manufacturers and design houses. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, or ASC 606, Revenue from Contracts with Customers. We satisfy our performance obligations and recognize revenue upon shipment, at which time control of our products is transferred to our customers.  We apply the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

Product revenues consist of sales of mixed-signal integrated circuits into the security surveillance and automotive camera markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as Customer Deposits on our Condensed Consolidated Balance Sheet. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company does not offer variable consideration or other significant payment terms and allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily free on board shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation, valuation allowance for recorded deferred tax assets, and stock based compensation. These estimates are based upon information available as of the date of the condensed consolidated financial statements. Actual results could differ materially from those estimates.

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

For the three months ended March 31, 2018 and 2017, one customer, a distributor, accounted for 84% and 83% of revenue, respectively. Additionally, for the three months ended March 31, 2018 and 2017, one of our end-customers accounted for 67% and 57% of revenue, respectively, which primarily occurred through this distributor. No other customers or end-customers accounted for 10% or greater of our revenue in the three months ended March 31, 2018 and 2017, respectively.

Recently Adopted Accounting Pronouncements

Stock Compensation Guidance. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 (Topic 718), Stock Compensation – Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for share based payment transactions, including the income tax consequences, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. ASU 2016-09 became effective beginning the first quarter of fiscal 2017. The Company adopted the guidance in the first quarter of fiscal 2017, which resulted in no material impacts on its financial position, results of operations, or cash flows, and expects the primary impact of this standard to be the income tax effects of awards recognized in the income statement when the awards are vested or settled. The potential tax impacts remain unknown until the award vest or settlement date.

Inventory Measurement Guidance. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, amending ASC Topic 330 – Inventory (“ASC 330”).  Upon adoption, this topic supersedes the existing guidance under ASC 330 and aims to simplify the subsequent measurement of inventory. Prior to adoption, inventory could be measured at the lower of cost or market, which could result in several potential outcomes, as market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The major amendments were as follows: 1. Inventory should be measured at the lower of cost or net realizable value. 2. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. 3. The amendment does not apply to inventory measured under LIFO or the retail inventory method. 4. The amendment does apply to all other inventory, which includes inventory measured via FIFO or average cost. ASU 2015-11 became effective for periods beginning after December 15, 2016 (including interim reporting periods within those fiscal years), or the first quarter of fiscal 2017. The Company adopted this guidance in the first quarter of fiscal 2017, which resulted in no material impact on its condensed consolidated financial statements.

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC 606. Upon adoption, this topic supersedes the existing guidance under ASC Topic 605 – Revenue Recognition and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are 5 core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 became effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application. The Company adopted this guidance in the first quarter of fiscal 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on the Company’s condensed consolidated financial statements. Additionally, the adoption has no impact on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018 and Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company plans to adopt this standard in the first quarter of fiscal 2019 and is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Work in process	$979	$1,214
Finished goods	812	1,633
Total inventory	$1,791	$2,847

Property and Equipment - Net

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer equipment	$741	$687
Leasehold improvements	59	59
Furniture	30	30
Total property and equipment	830	776
Less: accumulated depreciation	(501)	(451)
Total property and equipment - net	$329	$325

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended March 31, 2018 and 2017, respectively.

Accrued Liabilities

Accured liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Engineering services	$486	$131
Payroll-related expenses	348	291
Professional fees	67	23
Accrued warranty	62	73
Taxes payable	35	37
Other	21	18
Total accrued liabilities	$1,019	$573

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.1 million and $6,000 as of March 31, 2018 and December 31, 2017, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended March 31, 2018, the Company recognized revenue of $6,000 from the December 31, 2017 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2018
Assets:
Money market funds	$6,957	$—	$—	$6,957
As of December 31, 2017
Assets:
Money market funds	$6,951	$—	$—	$6,951

As of March 31, 2018 and December 31, 2017, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of regularly making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in one reportable segment, which is comprised of one operating segment relating to the designing, marketing and selling of mixed-signal integrated circuits for the security surveillance and automotive markets.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
China	$6,089	$6,113
South Korea	502	589
Taiwan	192	200
Other	270	328
Total revenue	$7,053	$7,230

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Security surveillance	$6,288	$6,724
Automotive	765	506
Total revenue	$7,053	$7,230

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Taiwan	$223	$205
United States	80	92
Japan	17	16
China	7	9
South Korea	2	3
Total property and equipment - net	$329	$325

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020.

As of March 31, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2018 (remaining nine months)	$359
2019	543
2020	70
Total	$972

Rent expense under operating leases was $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Purchase Commitments

As of March 31, 2018, the Company had purchase commitments with its third-party suppliers through fiscal year 2018. Future minimum payments under purchase commitments are $0.2 million and $40,000 for the year ending December 31, 2018 and 2019, respectively.

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

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2018 and December 31, 2017. The shares of preferred stock issued and outstanding was nil as of March 31, 2018 and December 31, 2017.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the shares of common stock issued and outstanding were 16,884,012 excluding 240,341 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2017, the shares of common stock issued and outstanding were 16,752,171 excluding 289,334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

March 31,
2018
Outstanding stock awards	1,490,053
Shares available for future issuance under the 2017 Stock Incentive Plan	4,586,476
Total common stock reserved for future issuances	6,076,529

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

The 2012 Plan was superseded by the 2017 Stock Option Plan (“2017 Plan”). Any outstanding awards under the 2012 Plan will continue to be governed by the terms of the 2012 Plan.

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated will be added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors.  The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2018 was 681,660 shares. The 2017 Plan provides for the granting of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of nonstatutory stock options, or NSOs, to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, or SARs, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2017	3,933,649
Authorized	681,660
Granted	(33,000)
Canceled	4,167
As of March 31, 2018	4,586,476

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid in capital as the repurchase right lapses. There were no options early exercised for the three months ended March 31, 2018 and 2017. The Company did not repurchase any shares of unvested common stock related to early exercised stock options during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, 240,341 and 289,334 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.2 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2017	1,573,568	$1.78	8.4	$24,556
Granted	—	$—
Exercised (1)	(132,348)	$1.05
Canceled	(4,167)	$0.97
As of March 31, 2018	1,437,053	$1.85	8.2	$24,348
Options vested and expected to vest as of March 31, 2018	1,437,053	$1.85	8.2	$24,348
Options vested and exercisable as of March 31, 2018	338,372	$1.55	7.8	$5,835

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at March 31, 2018, are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	6,667	5.3	$0.10	—	$—
$0.16	98,500	5.8	$0.16	59,583	$0.16
$0.37	292,834	7.1	$0.37	67,500	$0.37
$0.97	225,416	8.0	$0.97	50,428	$0.97
$2.51	236,219	8.4	$2.51	75,469	$2.51
$2.89	52,000	8.9	$2.89	8,750	$2.89
$2.93	370,417	9.1	$2.93	65,392	$2.93
$3.18	155,000	9.3	$3.18	11,250	$3.18
	1,437,053	8.2	$1.85	338,372	$1.55

The aggregate intrinsic value of options exercised for the three months ended March 31, 2018 was $1.3 million. There were no options exercised for the three months ended March 31, 2017.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2017	20,000	$19.42
Granted	33,000	$16.23
Released	—	$—
Canceled	—	$—
As of March 31, 2018	53,000	$17.43

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$9	$5
Research and development	87	31
Selling, general and administrative	174	92
Total	$270	$128

9. Net Income Per Share

For the periods presented prior to the Company’s IPO, basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. Prior to the closing of the Company’s IPO, all 10,742,500 outstanding shares of its Series Seed, Series A, and Series B convertible preferred shares, which were participating securities, were converted to common stock on a one-to-one basis.

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Basic:
Net income	$473	$1,039
Net income allocable to preferred stockholders	—	768
Net income allocable to common stockholders	473	271
Diluted:
Net income	473	1,039
Net income allocable to preferred stockholders	—	725
Net income allocable to common stockholders	473	314
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share allocable to common stockholders	16,823,851	3,785,022
Diluted shares:
Effect of potentially dilutive securities:
Stock options (1)	1,353,754	858,954
Weighted-average shares used in computing diluted net income per common share allocable to common stockholders	18,177,605	4,643,976
Net income per common share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

(1)	Including early-exercised options.

The potentially dilutive securities outstanding as of March 31, 2018 and 2017 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive were 32,000 and 67,000 shares, respectively, related to stock options.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Domestic	$270	$1,558
Foreign	55	20
Income before income taxes	$325	$1,578

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$(158)	$532
Foreign	10	7
Provision for income taxes	$(148)	$539

Tax Reform H.R.1, originally known as the Tax Cuts and Jobs Act (“Act”), was enacted on December 22, 2017. The Act contains several key provisions that may have significant financial statement effects including the remeasurement of deferred taxes and the recognition of liabilities for taxes on mandatory repatriation and certain other foreign income. The Act reduces the corporate tax rate to 21%, effective January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, the effects must be recognized by companies’ December 2017 financial statements, even though the effective date for most provisions is January 1, 2018. For the year ended December 31, 2017, the Act resulted in a reduction to net deferred tax assets of $0.3 million and recorded liabilities for taxes on mandatory repatriation of foreign income and taxes on other foreign income from foreign subsidiaries of approximately $35,000 of which $34,000 can be offset with a foreign tax credit.

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

As of March 31, 2018, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of March 31, 2018, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.1 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company's effective tax rate.

The Company’s federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 2014 to 2017.

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

General Background

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in its respective country and together accounted for 68% of our revenue in the three months ended March 31, 2018.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. We began shipping our products in 2013 and to date, we have sold over 70 million integrated circuits. Our revenue has decreased 2% to $7.1 million for the three months ended March 31, 2018 from $7.2 million for the three months ended March 31, 2017. We recorded net income of $0.5 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The security surveillance market accounted for a majority of our revenue in the three months ended March 31, 2018 and 2017. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We recognized $0.8 million and $0.5 million of revenue on sales into the automotive market in the three months ended March 31, 2018 and 2017, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers, or ODMs. In the three months ended March 31, 2018 and 2017, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended March 31, 2018 and 2017, our research and development expense was $2.2 million and $1.5 million, respectively. We expect that our research and development expenses will increase significantly in the future as we pursue additional opportunities. As of March 31, 2018, we had 66 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. In the three months ended March 31, 2018, three of our end-customers accounted for 73% of our revenue, one of which, Hikvision, the largest security surveillance manufacturer in China, accounted for 67%. In the three months ended March 31, 2017, three of our end-customers accounted for 72% of our revenue, respectively, of which Hikvision accounted for 57%. While we expect the composition of our end-customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing end-customers that make large orders.

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

Components of Condensed Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODMs, contract manufacturers and design houses. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We satisfy our performance obligations and recognize revenue upon shipment, at which time control of our products is transferred to our customers. We apply the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

Product revenues consist of sales of mixed-signal integrated circuits into the security surveillance and automotive camera markets. We generally require advance payments from customers and record these advance payments, or contract liabilities, as Customer Deposits on our Condensed Consolidated Balance Sheet. We provide product assurance warranty only and do not offer warranties to be purchased separately. We do not offer variable consideration or other significant payment terms and allocate transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. Our shipping terms are primarily free on board shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of our customers paid in advance of shipment, and no stock rotation, price protection or return rights were offered.

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research tax credit, non-deductible stock-based compensation and international tax reform provisions.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue	$7,053	$7,230
Cost of revenue (1)	3,285	2,952
Gross profit	3,768	4,278
Operating expenses: (1)
Research and development	2,211	1,465
Selling, general and administrative	1,621	1,227
Total operating expenses	3,832	2,692
Income (loss) from operations	(64)	1,586
Other income (expense)	389	(8)
Income before income taxes	325	1,578
Income taxes	(148)	539
Net income	$473	$1,039

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$9	$5
Research and development	87	31
Selling, general and administrative	174	92
Total	$270	$128

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	47	41
Gross profit	53	59
Operating expenses:
Research and development	31	20
Selling, general and administrative	23	17
Total operating expenses	54	37
Income (loss) from operations	(1)	22
Other income (expense)	6	0
Income before income taxes	5	22
Income taxes	(2)	7
Net income	7%	15%

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$7,053	$7,230	$(177)	(2)%

Revenue decreased $0.2 million, or 2%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This decrease was primarily due to a 16% decrease in overall average selling price due to change in product mix offset by a 16% increase in volume of shipments as a result of increased demand for our integrated HD-TVI transmitters and Image Signal Processor products in the security surveillance market for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
China	86%	85%
South Korea	7	8
Taiwan	3	2
Other	4	5
Total revenue	100%	100%

Cost of revenue and gross margin

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$3,285	$2,952	$333	11%
Gross margin	53%	59%

Cost of revenue increased by $0.3 million, or 11%, while gross margin decreased to 53% from 59% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Cost of revenue increased due to a 16% increase in volume of shipments and changes in product mix, which had a negative impact on gross margin due to increased volumes of higher cost, lower margin products, which was partially offset by a decrease in inventory write downs of $0.1 million.

Gross margin fluctuations are due to changes in product mix and fluctuations in period costs. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$2,211	$1,465	$746	51%

Research and development expenses increased $0.7 million, or 51%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to a $0.3 million increase in tape-out expenses, a $0.2 million increase in design, prototype, and software expenses relating to product development costs and a $0.2 million increase in personnel costs due to a 19% increase in headcount as a result of expanding operations.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,621	$1,227	$394	32%

Selling, general and administrative expenses increased $0.4 million, or 32%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to a $0.1 million increase in legal fees, a $0.1 million increase in stock-based compensation expense and a $0.1 million increase in personnel costs due to a 13% increase in headcount as a result of expanding operations.

Other income and expense

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$389	$(8)	$397	(4,963)%

Other income of $0.4 million for the three months ended March 31, 2018 was driven by foreign currency exchange transactions and foreign currency fluctuations as a result of an increase in our cash balance as a result of IPO proceeds received in Japanese Yen in September 2017.

Provision for income taxes

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income taxes	$(148)	$539	$(687)	(127)%

The provision for income taxes decreased $0.7 million, or 127%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to a decrease in taxable income and tax benefits from stock-option exercises and dispositions.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of March 31, 2018 were $24.3 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$2,745	$2,430
Net cash used in investing activities	(75)	(86)
Net cash provided by (used in) financing activities	118	(214)
Net increase in cash and cash equivalents	$2,788	$2,130

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2018, net cash provided by operating activities was $2.7 million, primarily due to net income of $0.5 million, non-cash charges of $0.2 million primarily driven by stock-based compensation, depreciation and amortization offset by deferred income taxes, and cash inflows provided by changes in net operating assets and liabilities of $2.1 million. The cash inflows provided by the change in net operating assets and liabilities were primarily due to a $1.1 million cash inflow in inventory due to product sales in excess of units on hand and manufactured during the period, a $0.4 million cash inflow in accrued expenses, a $0.4 million cash inflow in accounts payable due to timing of vendor payments, a $0.1 million cash inflow in customer deposits due to timing of customer pre-payments, and a $0.1 million cash inflow in prepaid expenses and other current assets.

During the three months ended March 31, 2017, net cash provided by operating activities was $2.4 million, primarily due to net income of $1.0 million, non-cash charges of $0.1 million primarily driven by stock-based compensation, depreciation and amortization offset by deferred income taxes, and cash inflows provided by changes in net operating assets and liabilities of $1.3 million. The cash inflows provided by the change in net operating assets and liabilities were primarily due to a $0.7 million cash inflow in inventory due to product sales in excess of units on hand and manufactured during the period, a $0.7 million cash inflow in accrued expenses, offset by a $0.3 million cash outflow in customer deposits due to timing of customer pre-payments.

Investing Activities

During the three months ended March 31, 2018 and 2017, cash used in investing activities was $0.1 million and $0.1 million, respectively, due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $0.1 million due to net proceeds from the exercise of stock options. During the three months ended March 31, 2017, cash used by financing activities was $0.2 million due to payments for deferred offering costs.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of March 31, 2018 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years
		(in thousands)
Operating leases	$972	$494	$478	$—	$—
Purchase commitments	191	151	40	—	—
Total	$1,163	$645	$518	$—	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2018 and 2017. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2018 and 2017 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other income (expense) on our Condensed Consolidated Statement of Operations.

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at March 31, 2018, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On September 29, 2017, we completed our IPO of JDSs in which we sold 1,520,000 JDSs, represented by 1,520,000 shares of the Company’s common stock at a price to the public of $5.85 per share for net proceeds of $8.1 million, after deducting underwriting discounts and commissions of $0.7 million.

On October 25, 2017, the managing underwriter of our IPO elected to purchase an additional 228,000 JDSs, represented by 228,000 shares of common stock, pursuant to the underwriters’ over-allotment option. We subsequently completed the sale at the IPO price of $5.85 per share and received net proceeds of $1.2 million, after deducting underwriter discounts and commissions of $0.1 million.

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

Techpoint, Inc.

Date: May 15, 2018	By:	/s/ Yukiko Tegarden
Yukiko Tegarden
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2018	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)