Form 10-Q
period 2018-06-30
Techpoint, Inc.
filed 2018-08-14
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 17,239,477 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$23,796	$21,536
Accounts receivable	155	93
Inventory	2,067	2,847
Prepaid expenses and other current assets	805	978
Total current assets	26,823	25,454
Property and equipment - net	395	325
Deferred tax assets	887	652
Other assets	281	161
Total assets	$28,386	$26,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,083	$760
Accrued liabilities	593	573
Liability related to early exercised stock options	173	152
Customer deposits	29	6
Total current liabilities	1,878	1,491
Other liabilities	143	133
Total liabilities	2,021	1,624
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; nil shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 16,999,177 and 16,752,171 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	18,303	17,580
Retained earnings	8,060	7,386
Total stockholders’ equity	26,365	24,968
Total liabilities and stockholders’ equity	$28,386	$26,592

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$6,470	$8,039	$13,523	$15,269
Cost of revenue	3,008	3,369	6,293	6,321
Gross profit	3,462	4,670	7,230	8,948
Operating expenses
Research and development	1,578	1,197	3,789	2,662
Selling, general and administrative	1,572	1,357	3,193	2,584
Total operating expenses	3,150	2,554	6,982	5,246
Income from operations	312	2,116	248	3,702
Other income (expense)	(165)	(2)	224	(10)
Income before income taxes	147	2,114	472	3,692
Income taxes	(54)	739	(202)	1,278
Net income	$201	$1,375	$674	$2,414
Net income allocable to preferred stockholders	$—	$1,009	$—	$1,777
Net income allocable to common stockholders	$201	$366	$674	$637
Net income per share allocable to common stockholders:
Basic	$0.01	$0.09	$0.04	$0.17
Diluted	$0.01	$0.09	$0.04	$0.16
Weighted average shares outstanding in computing net income per share allocable to common stockholders
Basic	16,940,745	3,917,617	16,883,574	3,849,578
Diluted	18,017,564	4,655,767	18,050,768	4,648,130

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$674	$2,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107	101
Stock-based compensation	463	289
Write-off of long lived assets	—	9
Deferred income taxes	(235)	42
Changes in operating assets and liabilities:
Accounts receivable	(62)	(47)
Inventory	780	489
Prepaid expenses and other current assets	173	(141)
Other assets	(64)	(3)
Accounts payable	279	(5)
Accrued expenses	(8)	115
Customer deposits	23	(672)
Other liabilities	10	36
Net cash provided by operating activities	2,140	2,627
Cash Flows From Investing Activities
Purchase of property and equipment	(143)	(117)
Net cash used in investing activities	(143)	(117)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	281	21
Payments of deferred costs	(18)	(605)
Net cash provided by (used in) financing activities	263	(584)
Net increase in cash and cash equivalents	2,260	1,926
Cash and cash equivalents at beginning of period	21,536	10,006
Cash and cash equivalents at end of period	$23,796	$11,932

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$23	$1,214
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$54	$18
Unpaid deferred costs	$39	$323
Vesting of early exercised options	$36	$60

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers (“ODMs”), contract manufacturers and design houses. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, or ASC 606, Revenue from Contracts with Customers. We satisfy our performance obligations and recognize revenue upon shipment, at which time control of our products is transferred to our customers. We apply the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer
Customer A	75%	59%	80%	70%
Customer B	11%	*	*	*
Customer C	*	22%	*	12%
End-Customer
End-Customer A (1)	63%	65%	65%	61%

*	Less than 10%
(1)	Sales to End-Customer A primarily occurred through Customer A

Recently Adopted Accounting Pronouncements

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC 606. Upon adoption, this topic supersedes the existing guidance under ASC Topic 605 – Revenue Recognition and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are 5 core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 became effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application. The Company adopted this guidance in the first quarter of fiscal 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on the Company’s condensed consolidated financial statements. Additionally, the adoption has no impact on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018 and Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

Stock Compensation Guidance. In June 2018, the FASB issued ASU No 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting which amends ASC 718 to include share-based payments issued to nonemployees for goods or services. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new standard also requires lessees and lessors to disclose qualitative and quantitative information about their leases and significant judgements made in applying the standard. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements and related disclosures. The Company’s evaluation includes the review of all operating lease commitments and optional transitional practical expedients. While early adoption is permitted, the Company plans to adopt this standard in the first quarter of fiscal 2019.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Work in process	$922	$1,214
Finished goods	1,145	1,633
Total inventory	$2,067	$2,847

Property and Equipment - Net

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer equipment and software	$861	$687
Leasehold improvements	61	59
Furniture	30	30
Total property and equipment	952	776
Less: accumulated depreciation	(557)	(451)
Total property and equipment - net	$395	$325

The Company recorded $56,000 and $51,000 of depreciation expense for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Accrued Liabilities

Accured liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll-related expenses	$344	$291
Professional fees	82	23
Accrued warranty	62	73
Engineering services	46	131
Taxes payable	29	37
Other	30	18
Total accrued liabilities	$593	$573

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $29,000, $0.1 million, and $6,000 as of June 30, 2018, March 31, 2018, and December 31, 2017, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended June 30, 2018, the Company recognized revenue of $0.1 million from the March 31, 2018 customer deposits balance. During the six months ended June 30, 2018, the Company recognized $6,000 from the December 31, 2017 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2018
Assets:
Money market funds	$6,963	$—	$—	$6,963
As of December 31, 2017
Assets:
Money market funds	$6,951	$—	$—	$6,951

As of June 30, 2018 and December 31, 2017, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
China	$5,113	$6,725	$11,184	$12,838
South Korea	801	862	1,313	1,451
Japan	423	268	677	565
Taiwan	133	174	344	374
Other	—	10	5	41
Total revenue	$6,470	$8,039	$13,523	$15,269

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Security surveillance	$5,252	$7,300	$11,539	$14,027
Automotive	1,218	739	1,984	1,242
Total revenue	$6,470	$8,039	$13,523	$15,269

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Taiwan	$240	$205
United States	73	92
Japan	70	16
China	6	9
South Korea	6	3
Total property and equipment - net	$395	$325

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020.

As of June 30, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2018 (remaining six months)	$300
2019	705
2020	201
Total	$1,206

Rent expense under operating leases was $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

Purchase Commitments

As of June 30, 2018, the Company had purchase commitments with its third-party suppliers through fiscal year 2019. Future minimum payments under purchase commitments are $0.1 million and $40,000 for the year ending December 31, 2018 and 2019, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2018 and December 31, 2017. The shares of preferred stock issued and outstanding was nil as of June 30, 2018 and December 31, 2017.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the shares of common stock issued and outstanding were 16,999,177 excluding 215,924 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2017, the shares of common stock issued and outstanding were 16,752,171 excluding 289,334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

June 30,
2018
Outstanding stock awards	1,386,561
Shares available for future issuance under the 2017 Stock Incentive Plan	4,575,310
Total common stock reserved for future issuances	5,961,871

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2017	3,933,649
Authorized	681,660
Granted	(51,000)
Canceled	11,001
As of June 30, 2018	4,575,310

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to common stock and additional paid in capital as the repurchase right lapses.

For the three and six months ended June 30, 2018, the Company issued 24,166 unvested shares of common stock upon early exercise for total exercise proceeds of $0.1 million and repurchased 6,834 shares of unvested common stock related to early exercised options at the original purchase price.

For the three and six months ended June 30, 2017, the Company issued 37,167 unvested shares of common stock upon early exercise for total exercise proceeds of $26,000 and repurchased 45,666 shares of unvested common stock related to early exercised options at the original purchase price.

As of June 30, 2018 and December 31, 2017, 215,924 and 289,334 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.2 million and $0.2 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2017	1,573,568	$1.78	8.4	$24,556
Granted	—	$—
Exercised (1)	(247,006)	$1.05
Canceled (2)	(11,001)	$0.53
As of June 30, 2018	1,315,561	$1.93	8.0	$11,552
Options vested and expected to vest as of June 30, 2018	1,315,561	$1.93	8.0	$11,552
Options vested and exercisable as of June 30, 2018	337,566	$1.70	7.7	$3,041

(1)	Includes vesting of early-exercised options.
(2)	Includes repurchases of unvested early-exercised options.

The stock options outstanding and exercisable by exercise price at June 30, 2018 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.10	834	5.0	$0.10	—	$0.10
$0.16	83,000	5.6	$0.16	64,331	$0.16
$0.37	250,505	6.9	$0.37	54,663	$0.37
$0.97	196,834	7.7	$0.97	37,644	$0.97
$2.51	213,886	8.2	$2.51	64,951	$2.51
$2.89	52,000	8.7	$2.89	11,500	$2.89
$2.93	369,002	8.9	$2.93	82,644	$2.93
$3.18	149,500	9.1	$3.18	21,833	$3.18
	1,315,561	8.0	$1.93	337,566	$1.70

The aggregate intrinsic value of options exercised for the six months ended June 30, 2018 and 2017 was $2.5 million and $0.4 million, respectively.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2017	20,000	$19.42
Granted	51,000	$15.77
Released	—	$—
Canceled	—	$—
As of June 30, 2018	71,000	$16.80

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$9	$8	$18	$13
Research and development	33	46	120	77
Selling, general and administrative	151	107	325	199
Total	$193	$161	$463	$289

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

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Basic:
Net income	$201	$1,375	$674	$2,414
Net income allocable to preferred stockholders	—	1,009	—	1,777
Net income allocable to common stockholders	$201	$366	$674	$637
Diluted:
Net income	$201	$1,375	$674	$2,414
Net income allocable to preferred stockholders	—	960	—	1,685
Net income allocable to common stockholders	$201	$415	$674	$729
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share allocable to common stockholders	16,940,745	3,917,617	16,883,574	3,849,578
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	1,076,819	738,150	1,167,194	798,552
Weighted-average shares used in computing diluted net income per common share allocable to common stockholders	18,017,564	4,655,767	18,050,768	4,648,130
Net income per common share:
Basic	$0.01	$0.09	$0.04	$0.17
Diluted	$0.01	$0.09	$0.04	$0.16

(1)	Including early-exercised options.

The potentially dilutive securities outstanding for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive were 65,000; 82,000; 15,000; and 82,000 shares, respectively, related to stock awards.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Domestic	$111	$2,087	$381	$3,645
Foreign	36	27	91	47
Income before income taxes	$147	$2,114	$472	$3,692

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$(57)	$730	$(215)	$1,262
Foreign	3	9	13	16
Provision for income taxes	$(54)	$739	$(202)	$1,278

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

As of June 30, 2018, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of June 30, 2018, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.1 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company's effective tax rate.

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

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 4K or 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in its respective country and together accounted for 66% and 62% of our revenue in the six months ended June 30, 2018 and 2017, respectively.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. We began shipping our products in 2013 and to date, we have sold over 76 million integrated circuits. Our revenue has decreased 11% to $13.5 million for the six months ended June 30, 2018 from $15.3 million for the six months ended June 30, 2017. We recorded net income of $0.7 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively. The security surveillance market accounted for a majority of our revenue in the six months ended June 30, 2018 and 2017. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We recognized $2.0 million and $1.2 million of revenue on sales into the automotive market in the six months ended June 30, 2018 and 2017, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. In the six months ended June 30, 2018 and 2017, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to 24 months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, tending to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from three to six months for the security surveillance market and one to three years for the automotive industry. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior three months to two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.6 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. We expect that our research and development expenses will increase significantly in the future as we pursue additional opportunities. As of June 30, 2018, we had 69 employees, 24 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. In the six months ended June 30, 2018 and 2017, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 65% and 61% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominate business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Product revenues consist of sales of mixed-signal integrated circuits into the security surveillance and automotive camera markets. We generally require advance payments from customers and record these advance payments, or contract liabilities, as Customer deposits on our Condensed Consolidated Balance Sheet. We provide product assurance warranty only and do not offer warranties to be purchased separately. We do not offer variable consideration or other significant payment terms and allocate transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. Our shipping terms are primarily free on board shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of our customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

General and administrative expenses consist primarily of personnel-related costs, consulting expenses, professional fees and facility costs. Professional fees principally consist of legal, audit, tax and accounting services. We expect general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including higher legal, insurance and accounting expenses, particularly with respect to operating as a U.S. company that is publicly traded in Japan.

Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of selling expenses and general and administrative expenses.

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development tax credits, non-deductible stock-based compensation, international tax reform provisions, and tax benefits from stock-option exercises and dispositions.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$6,470	$8,039	$13,523	$15,269
Cost of revenue (1)	3,008	3,369	6,293	6,321
Gross profit	3,462	4,670	7,230	8,948
Operating expenses: (1)
Research and development	1,578	1,197	3,789	2,662
Selling, general and administrative	1,572	1,357	3,193	2,584
Total operating expenses	3,150	2,554	6,982	5,246
Income from operations	312	2,116	248	3,702
Other income (expense)	(165)	(2)	224	(10)
Income before income taxes	147	2,114	472	3,692
Income taxes	(54)	739	(202)	1,278
Net income	$201	$1,375	$674	$2,414

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$9	$8	$18	$13
Research and development	33	46	120	77
Selling, general and administrative	151	107	325	199
Total	$193	$161	$463	$289

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	46	42	47	41
Gross profit	54	58	53	59
Operating expenses:
Research and development	25	15	28	17
Selling, general and administrative	24	17	24	17
Total operating expenses	49	32	52	34
Income from operations	5	26	1	25
Other income (expense)	(3)	—	2	—
Income before income taxes	2	26	3	25
Income taxes	(1)	9	(1)	8
Net income	3%	17%	4%	17%

Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$6,470	$8,039	$(1,569)	(20)%	$13,523	$15,269	$(1,746)	(11)%

Revenue decreased $1.6 million, or 20%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Revenue decreased $1.7 million, or 11%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This decrease was primarily due to a 24% and 20% decrease in overall average selling price due to change in product mix offset by a 6% and 11% increase in volume of shipments as a result of increased demand for our HD-TVI receivers in the automotive market and integrated HD-TVI transmitters and Image Signal Processor products in the security surveillance market for the three and six months ended June 30, 2018, respectively, as compared to the same periods ended June 30, 2017.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
China	79%	84%	83%	84%
South Korea	12	11	10	10
Japan	7	3	5	4
Taiwan	2	2	2	2
Other	—	—	—	—
Total revenue	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$3,008	$3,369	$(361)	(11)%	$6,293	$6,321	$(28)	(0)%
Gross margin	54%	58%			53%	59%

Cost of revenue decreased by $0.4 million, or 11%, while gross margin decreased to 54% from 58% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Cost of revenue and gross margin decreased despite a 6% increase in volume of shipments due to changes in product mix.

Cost of revenue decreased by $28,000 while gross margin decreased to 53% from 59% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Cost of revenue decreased due to changes in product mix and a $0.1 million decrease in inventory write downs offset by an increase in material costs and an 11% increase in volume of shipments, which had a negative impact on gross margin.

Gross margin fluctuations are due to changes in product mix and fluctuations in period costs. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$1,578	$1,197	$381	32%	$3,789	$2,662	$1,127	42%

Research and development expenses increased $0.4 million, or 32%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to a $0.2 million increase in tape-out expenses and a $0.1 million increase in personnel costs due to a 16% increase in headcount as a result of expanding operations.

Research and development expenses increased $1.1 million, or 42% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a $0.5 million increase in tape-out expenses, a $0.3 million increase in product development costs relating to design, prototype, and software expenses and a $0.2 million increase in personnel costs due to a 18% increase in headcount as a result of expanding operations.

Selling, general and administrative expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,572	$1,357	$215	16%	$3,193	$2,584	$609	24%

Selling, general and administrative expenses increased $0.2 million, or 16%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to a $0.1 million increase in professional service fees and a $0.1 million increase in personnel costs due to a 16% increase in headcount as a result of expanding operations.

Selling, general and administrative expenses increased $0.6 million, or 24%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a $0.2 million increase in professional service fees, a $0.2 million increase in personnel costs due to a 14% increase in headcount as a result of expanding operations and a $0.1 million increase in stock-based compensation expense.

Other income and expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$(165)	$(2)	$(163)	8150%	$224	$(10)	$234	(2340)%

Other expense of $0.2 million for the three months ended June 30, 2018 and other income of $0.2 million for the six months ended June 30, 2018 was driven by foreign currency exchange transactions and foreign currency fluctuations as a result of an increase in our cash balance as a result of IPO proceeds received in Japanese Yen in September 2017.

Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Income taxes	$(54)	$739	$(793)	(107)%	$(202)	$1,278	$(1,480)	(116)%

The provision for income taxes decreased $0.8 million, or 107%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and $1.5 million, or 116%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a decrease in taxable income, tax benefits from stock-option exercises and dispositions, and a reduction in the corporate tax rate to 21% as a result of tax law changes during December 2017.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of June 30, 2018 were $23.8 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by operating activities	$2,140	$2,627
Net cash used in investing activities	(143)	(117)
Net cash provided by (used in) financing activities	263	(584)
Net increase in cash and cash equivalents	$2,260	$1,926

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2018, net cash provided by operating activities was $2.1 million, primarily due to net income of $0.7 million, non-cash charges of $0.3 million primarily driven by stock-based compensation, depreciation and amortization offset by deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $1.1 million. The cash inflow provided by the change in net operating assets and liabilities was primarily due to a $0.8 million cash inflow in inventory due to product sales in excess of units on hand and manufactured during the period, a $0.3 million cash inflow in accounts payable due to timing of vendor payments, and a $0.2 million cash inflow in prepaid expenses and other current assets.

During the six months ended June 30, 2017, net cash provided by operating activities was $2.6 million, primarily due to net income of $2.4 million, non-cash charges of $0.4 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, and cash outflow provided by the change in net operating assets and liabilities of $0.2 million. The cash outflow provided by the change in net operating assets and liabilities was primarily due to a $0.7 million cash outflow in customer deposits due to timing of customer pre-payments offset by a $0.5 million cash inflow in inventory due to increased sales over production.

Investing Activities

During the six months ended June 30, 2018 and 2017, cash used in investing activities was $0.1 million and $0.1 million, respectively, due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $0.3 million due to net proceeds from the exercise of stock options. During the six months ended June 30, 2017, cash used by financing activities was $0.6 million due to payments for deferred offering costs.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of June 30, 2018 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years
		(in thousands)
Operating leases	$1,206	$651	$555	$—	$—
Purchase commitments	127	127	—	—	—
Total	$1,333	$778	$555	$—	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at June 30, 2018, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

Changes in the U.S. trade environment, including potential changes in international trade relations between China and the United States, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 85% of our revenue for the year ended December 31, 2017, respectively. In addition, our largest end customer, Hikvision, who accounted for 63%

and 65% of our revenue in the three and six months ended June 30, 2018, respectively, is located in China and is currently included in recently proposed trade legislation described below.

There is significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. Recently, the United States Congress passed the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), which includes a prohibition on U.S. government agencies from procuring specified telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service that uses this specified telecommunications equipment. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment, however, the NDAA does not prohibit commercial sales into the United States by Hikvision. These new regulations also illustrate the uncertain regulatory environment our business faces by doing a significant portion of our business in China and with Hikvision.

In addition, the U.S. government recently proposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. There is a risk of further escalation and retaliatory actions between the two countries. If significant tariffs or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. These tariffs may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such tariffs, our business and financial results may be adversely affected.

The current U.S. presidential administration, certain members of Congress and federal officials have stated that the United States may seek to implement more protective trade measures, not just with respect to China but with respect to other countries in the Asia Pacific region as well. This could include new or higher tariffs and even more restrictive trade barriers, such as prohibiting certain types of, or all sales of certain products or products sold by certain parties into the United States. Any increased trade barriers or restrictions on global trade, especially trade with China, could have a materially adverse impact on our business and financial results.

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

Techpoint, Inc.

Date: August 14, 2018	By:	/s/ Yukiko Tegarden
Yukiko Tegarden
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2018	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)