Form 10-Q
period 2018-09-30
Techpoint, Inc.
filed 2018-11-14
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2018, the registrant had 17,282,347 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$24,846	$21,536
Accounts receivable	348	93
Inventory	2,509	2,847
Prepaid expenses and other current assets	1,009	978
Total current assets	28,712	25,454
Property and equipment - net	452	325
Deferred tax assets	721	652
Other assets	213	161
Total assets	$30,098	$26,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,038	$760
Accrued liabilities	974	573
Liability related to early exercised stock options	154	152
Customer deposits	197	6
Total current liabilities	2,363	1,491
Other liabilities	150	133
Total liabilities	2,513	1,624
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; nil shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 17,074,636 and 16,752,171 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	18,959	17,580
Retained earnings	8,624	7,386
Total stockholders’ equity	27,585	24,968
Total liabilities and stockholders’ equity	$30,098	$26,592

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$8,667	$8,112	$22,190	$23,381
Cost of revenue	4,220	3,427	10,513	9,749
Gross profit	4,447	4,685	11,677	13,632
Operating expenses
Research and development	1,704	1,156	5,493	3,817
Selling, general and administrative	1,899	1,541	5,092	4,126
Total operating expenses	3,603	2,697	10,585	7,943
Income from operations	844	1,988	1,092	5,689
Other income (expense)	(94)	(59)	130	(69)
Income before income taxes	750	1,929	1,222	5,620
Income taxes	186	646	(16)	1,923
Net income	$564	$1,283	$1,238	$3,697
Net income allocable to preferred stockholders	$—	$778	$—	$2,559
Net income allocable to common stockholders	$564	$505	$1,238	$1,138
Net income per share allocable to common stockholders:
Basic	$0.03	$0.09	$0.07	$0.25
Diluted	$0.03	$0.08	$0.07	$0.24
Weighted average shares outstanding in computing net income per share allocable to common stockholders
Basic	17,045,689	5,827,662	16,936,898	4,515,414
Diluted	17,922,635	6,667,371	18,039,404	5,327,685

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$1,238	$3,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	154
Stock-based compensation	1,014	733
Write-off of deferred costs	57	—
Write-off of long lived assets	—	9
Deferred income taxes	(69)	(135)
Changes in operating assets and liabilities:
Accounts receivable	(255)	19
Inventory	338	(245)
Prepaid expenses and other current assets	(31)	(214)
Other assets	(54)	(7)
Accounts payable	259	422
Accrued expenses	401	324
Customer deposits	191	(645)
Other liabilities	17	41
Net cash provided by operating activities	3,276	4,153
Cash Flows From Investing Activities
Purchase of property and equipment	(276)	(145)
Net cash used in investing activities	(276)	(145)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	367	26
Payments of deferred costs	(57)	(1,355)
Proceeds from initial public offering, net of underwriter commission	—	8,139
Net cash provided by financing activities	310	6,810
Net increase in cash and cash equivalents	3,310	10,818
Cash and cash equivalents at beginning of period	21,536	10,006
Cash and cash equivalents at end of period	$24,846	$20,824

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$43	$1,834
Supplemental Disclosure of Noncash Investing and Financing Information
Vesting of early exercised options	$56	$79
Property and equipment purchased but not yet paid	$40	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$8,792
Unpaid deferred costs	$—	$741

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer
Customer A	70%	79%	76%	73%
End-Customer
End-Customer A (1)	59%	59%	62%	60%

(1)	Sales to End-Customer A primarily occurred through Customer A

Recently Adopted Accounting Pronouncements

Stock Compensation Guidance. In June 2018, the FASB issued ASU No 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718 to include share-based payments issued to nonemployees for goods or services. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted this guidance on July 1, 2018 during the third quarter of fiscal 2018, which resulted in no impact on its condensed consolidated financial statements.

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC 606. Upon adoption, this topic supersedes the existing guidance under ASC Topic 605 – Revenue Recognition and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are 5 core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 became effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application. The Company adopted this guidance in the first quarter of fiscal 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on the Company’s condensed consolidated financial statements. Additionally, the adoption has no impact on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018 and Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new standard also requires lessees and lessors to disclose qualitative and quantitative information about their leases and significant judgements made in applying the standard. The Company is currently evaluating the potential impact of this standard on its condensed consolidated financial statements and related disclosures. Based on preliminary evaluations, the Company expects that all of its operating lease commitments will be subject to ASU 2016-02 and recognized as lease liabilities and right-of-use assets upon adoption. The Company anticipates that ASU 2016-02 will have a material impact on its condensed balance sheet since operating lease commitments as of September 30, 2018 were in excess of $1.0 million. However, ASU 2016-02 is not expected to have a material impact on our condensed consolidated statement of operations as expense treatment under Topic 842 is not materially different than current practices under Topic 840 – Leases. While early adoption is permitted, the Company plans to adopt this standard in the first quarter of fiscal 2019.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Work in process	$1,376	$1,214
Finished goods	1,133	1,633
Total inventory	$2,509	$2,847

Property and Equipment - Net

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer equipment and software	$980	$687
Leasehold improvements	61	59
Furniture	30	30
Total property and equipment	1,071	776
Less: accumulated depreciation	(619)	(451)
Total property and equipment - net	$452	$325

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Accrued Liabilities

Accured liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Engineering services	$407	$131
Payroll-related expenses	359	291
Professional fees	86	23
Accrued warranty	66	73
Taxes payable	22	37
Other	34	18
Total accrued liabilities	$974	$573

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.2 million, $29,000, and $6,000 as of September 30, 2018, June 30, 2018, and December 31, 2017, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended September 30, 2018, the Company recognized $29,000 of revenue from the June 30, 2018 customer deposits balance. During the nine months ended September 30, 2018, the Company recognized $6,000 of revenue from the December 31, 2017 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Assets:
Money market funds	$6,969	$—	$—	$6,969
As of December 31, 2017
Assets:
Money market funds	$6,951	$—	$—	$6,951

As of September 30, 2018 and December 31, 2017, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
China	$6,992	$6,968	$18,175	$19,806
South Korea	705	705	2,018	2,156
Taiwan	589	277	933	650
Japan	370	150	1,047	714
Other	11	12	17	55
Total revenue	$8,667	$8,112	$22,190	$23,381

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Security surveillance	$7,083	$7,388	$18,622	$21,415
Automotive	1,584	724	3,568	1,966
Total revenue	$8,667	$8,112	$22,190	$23,381

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Taiwan	$288	$205
United States	81	92
Japan	73	16
China	5	9
South Korea	5	3
Total property and equipment - net	$452	$325

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020.

As of September 30, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2018 (remaining three months)	$135
2019	694
2020	201
Total	$1,030

Rent expense under operating leases was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Purchase Commitments

As of September 30, 2018, the Company had purchase commitments with its third-party suppliers through fiscal year 2021. Future minimum payments under purchase commitments are $0.1 million, $0.1 million, $0.1 million and $0.1 million for the year ending December 31, 2018, 2019, 2020 and 2021, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2018 and December 31, 2017. The shares of preferred stock issued and outstanding was nil as of September 30, 2018 and December 31, 2017.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the shares of common stock issued and outstanding were 17,074,636 excluding 182,507 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2017, the shares of common stock issued and outstanding were 16,752,171 excluding 289,334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

September 30,
2018
Outstanding stock awards	1,369,602
Shares available for future issuance under the 2017 Stock Incentive Plan	4,516,810
Total common stock reserved for future issuances	5,886,412

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2017	3,933,649
Authorized	681,660
Granted	(156,000)
Canceled	57,501
As of September 30, 2018	4,516,810

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

For the three months ended September 30, 2018, the Company issued 3,167 unvested shares of common stock upon early exercise for total exercise proceeds of $1,000. There were no options early exercised for the three months ended September 30, 2017. The Company did not repurchase any shares of unvested common stock related to early exercised stock options during the three months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018 and 2017, the Company issued 27,333 and 37,167 unvested shares of common stock upon early exercise, respectively, for total exercise proceeds of $0.1 million and $26,000, respectively, and repurchased 6,834 and 45,666 shares of unvested common stock related to early exercised options at the original purchase price.

As of September 30, 2018 and December 31, 2017, 182,507 and 289,334 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.2 million and $0.2 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2017	1,573,568	$1.78	8.4	$24,556
Granted	—	$—
Exercised (1)	(322,465)	$1.13
Canceled (2)	(57,501)	$1.62
As of September 30, 2018	1,193,602	$1.97	7.8	$11,066
Options vested and expected to vest as of September 30, 2018	1,193,602	$1.97	7.8	$11,066
Options vested and exercisable as of September 30, 2018	377,155	$1.75	7.5	$3,579

(1)	Includes vesting of early-exercised options.
(2)	Includes repurchases of unvested early-exercised options.

The stock options outstanding and exercisable by exercise price at September 30, 2018 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	70,000	5.3	$0.16	66,081	$0.16
$0.37	231,255	6.6	$0.37	62,663	$0.37
$0.97	159,084	7.5	$0.97	42,075	$0.97
$2.51	196,761	7.9	$2.51	60,851	$2.51
$2.89	52,000	8.4	$2.89	14,250	$2.89
$2.93	347,002	8.6	$2.93	100,820	$2.93
$3.18	137,500	8.8	$3.18	30,415	$3.18
	1,193,602	7.8	$1.97	377,155	$1.75

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2018 and 2017 was $2.8 million and $0.4 million, respectively. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2017	20,000	$19.42
Granted	156,000	$11.73
Released	—	$—
Canceled	—	$—
As of September 30, 2018	176,000	$12.61

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$28	$9	$46	$22
Research and development	111	110	231	187
Selling, general and administrative	412	324	737	524
Total	$551	$443	$1,014	$733

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

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Basic:
Net income	$564	$1,283	$1,238	$3,697
Net income allocable to preferred stockholders	—	778	—	2,559
Net income allocable to common stockholders	$564	$505	$1,238	$1,138
Diluted:
Net income	$564	$1,283	$1,238	$3,697
Net income allocable to preferred stockholders	—	737	—	2,425
Net income allocable to common stockholders	$564	$546	$1,238	$1,272
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share allocable to common stockholders	17,045,689	5,827,662	16,936,898	4,515,414
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	876,946	839,709	1,102,506	812,271
Weighted-average shares used in computing diluted net income per common share allocable to common stockholders	17,922,635	6,667,371	18,039,404	5,327,685
Net income per common share:
Basic	$0.03	$0.09	$0.07	$0.25
Diluted	$0.03	$0.08	$0.07	$0.24

(1)	Including early-exercised options.

The potentially dilutive securities outstanding for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive were 50,000; 3,000; 91,000; and 123,000 shares, respectively, related to stock awards.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Domestic	$708	$1,891	$1,089	$5,535
Foreign	42	38	133	85
Income before income taxes	$750	$1,929	$1,222	$5,620

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$171	$633	$(44)	$1,894
Foreign	15	13	28	29
Provision for income taxes	$186	$646	$(16)	$1,923

Tax Reform H.R.1, originally known as the Tax Cuts and Jobs Act (“Act”), was enacted on December 22, 2017. The Act contains several key provisions that may have significant financial statement effects including the remeasurement of deferred taxes and the recognition of liabilities for taxes on mandatory repatriation and certain other foreign income. The Act reduces the corporate tax rate to 21%, effective January 1, 2018. Topic 740 – Income Taxes (“ASC 740”) requires companies to recognize the effect of tax law changes in the period of enactment, the effects must be recognized by companies’ December 2017 financial statements, even though the effective date for most provisions is January 1, 2018. For the year ended December 31, 2017, the Act resulted in a reduction to net deferred tax assets of $0.3 million and recorded liabilities for taxes on mandatory repatriation of foreign income and taxes on other foreign income from foreign subsidiaries of approximately $35,000 of which $34,000 can be offset with a foreign tax credit.

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

As of September 30, 2018, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of September 30, 2018, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.1 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company's effective tax rate.

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

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 4K or 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in its respective country.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. We began shipping our products in 2013 and to date, we have sold over 85 million integrated circuits. Our revenue has decreased 5% to $22.2 million for the nine months ended September 30, 2018 from $23.4 million for the nine months ended September 30, 2017. We recorded net income of $1.2 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively. The security surveillance market accounted for a majority of our revenue in the nine months ended September 30, 2018 and 2017. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We recognized $3.6 million and $2.0 million of revenue on sales into the automotive market in the nine months ended September 30, 2018 and 2017, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. In the nine months ended September 30, 2018 and 2017, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.7 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $5.5 million and $3.8 million for the nine months ended September 30, 2018 and 2017, respectively. We expect that our research and development expenses will increase significantly in the future as we pursue additional opportunities. As of September 30, 2018, we had 71 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. In the nine months ended September 30, 2018 and 2017, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 62% and 60% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$8,667	$8,112	$22,190	$23,381
Cost of revenue (1)	4,220	3,427	10,513	9,749
Gross profit	4,447	4,685	11,677	13,632
Operating expenses: (1)
Research and development	1,704	1,156	5,493	3,817
Selling, general and administrative	1,899	1,541	5,092	4,126
Total operating expenses	3,603	2,697	10,585	7,943
Income from operations	844	1,988	1,092	5,689
Other income (expense)	(94)	(59)	130	(69)
Income before income taxes	750	1,929	1,222	5,620
Income taxes	186	646	(16)	1,923
Net income	$564	$1,283	$1,238	$3,697

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$28	$9	$46	$22
Research and development	111	110	231	187
Selling, general and administrative	412	324	737	524
Total	$551	$443	$1,014	$733

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	49	42	47	42
Gross profit	51	58	53	58
Operating expenses:
Research and development	19	14	25	16
Selling, general and administrative	22	19	23	18
Total operating expenses	41	33	48	34
Income from operations	10	25	5	24
Other income (expense)	(1)	(1)	1	—
Income before income taxes	9	24	6	24
Income taxes	2	8	—	8
Net income	7%	16%	6%	16%

Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$8,667	$8,112	$555	7%	$22,190	$23,381	$(1,191)	(5)%

Revenue increased $0.6 million, or 7%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily due to a 42% increase in volume of shipments as a result of increased demand for our HD-TVI receivers in the automotive market and integrated HD-TVI transmitters and Image Signal Processor products in the security surveillance market, partially offset by a 25% decrease in overall average selling price due to change in product mix.

Revenue decreased $1.2 million, or 5%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was primarily due to a 22% decrease in overall average selling price due to change in product mix offset by a 22% increase in volume of shipments as a result of increased demand for our HD-TVI receivers in the automotive market and integrated HD-TVI transmitters and Image Signal Processor products in the security surveillance market.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
China	81%	86%	82%	85%
South Korea	8	9	9	9
Taiwan	7	3	4	3
Japan	4	2	5	3
Other	—	—	—	—
Total revenue	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$4,220	$3,427	$793	23%	$10,513	$9,749	$764	8%
Gross margin	51%	58%			53%	58%

Cost of revenue increased by $0.8 million, or 23%, while gross margin decreased to 51% from 58% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Cost of revenue increased due to a 42% increase in volume of shipments offset by changes in product mix, which had a negative impact on gross margin.

Cost of revenue increased by $0.8 million while gross margin decreased to 53% from 58% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Cost of revenue increased due to a 22% increase in volume of shipments, offset by a $0.2 million decrease in inventory write downs and changes in product mix, which had a negative impact on gross margin.

Gross margin fluctuations are due to changes in product mix and fluctuations in period costs. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$1,704	$1,156	$548	47%	$5,493	$3,817	$1,676	44%

Research and development expenses increased $0.5 million, or 47%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to a $0.4 million increase in tape-out expenses and a $0.1 million increase in personnel costs due to a 10% increase in headcount as a result of expanding operations.

Research and development expenses increased $1.7 million, or 44% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a $1.0 million increase in tape-out expenses, a $0.3 million increase in product development costs relating to design, prototype, and software expenses and a $0.3 million increase in personnel costs due to a 18% increase in headcount as a result of expanding operations.

Selling, general and administrative expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,899	$1,541	$358	23%	$5,092	$4,126	$966	23%

Selling, general and administrative expenses increased $0.4 million, or 23%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 primarily due to a $0.2 million increase in professional service fees and a $0.1 million increase in stock-based compensation expense.

Selling, general and administrative expenses increased $1.0 million, or 23%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a $0.4 million increase in professional service fees, a $0.2 million increase in personnel costs due to a 13% increase in headcount as a result of expanding operations, a $0.2 million increase in stock-based compensation expense, and a $0.1 million increase in equity management software expense.

Other income and expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$(94)	$(59)	$(35)	59%	$130	$(69)	$199	(288)%

Other expense of $0.1 million for the three months ended September 30, 2018 and other income of $0.1 million for the nine months ended September 30, 2018 was driven by foreign currency exchange transactions and foreign currency fluctuations as a result of an increase in our cash balance from IPO proceeds received in Japanese Yen in September 2017.

Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Income taxes	$186	$646	$(460)	(71)%	$(16)	$1,923	$(1,939)	(101)%

The provision for income taxes decreased $0.5 million, or 71%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and $1.9 million, or 101%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to a decrease in taxable income, tax benefits from stock-option exercises and dispositions, and a reduction in the corporate tax rate to 21% as a result of tax law changes during December 2017.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of September 30, 2018 were $24.8 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$3,276	$4,153
Net cash used in investing activities	(276)	(145)
Net cash provided by financing activities	310	6,810
Net increase in cash and cash equivalents	$3,310	$10,818

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2018, net cash provided by operating activities was $3.3 million, primarily due to net income of $1.2 million, non-cash charges of $1.2 million primarily driven by stock-based compensation, depreciation and amortization offset by deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $0.9 million. The cash inflow provided by the change in net operating assets and liabilities was primarily due to a $0.4 million cash inflow in accrued expenses due to timing of services performed, a $0.3 million cash inflow in inventory due to product sales in excess of units on hand and manufactured during the period, a $0.3 million cash inflow in accounts payable due to timing of vendor payments, a $0.2 million cash inflow in customer deposits due to timing of customer pre-payments, offset by $0.3 million cash outflow in accounts receivable due to timing of customer collections.

During the nine months ended September 30, 2017, net cash provided by operating activities was $4.2 million, primarily due to net income of $3.7 million, non-cash charges of $0.8 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, and cash outflow provided by the change in net operating assets and liabilities of $0.3 million. The cash outflow provided by the change in net operating assets and liabilities was primarily due to a $0.6 million cash outflow in customer deposits due to timing of customer pre-payments offset by a $0.4 million cash inflow in accounts payable due to timing of vendor payment.

Investing Activities

During the nine months ended September 30, 2018 and 2017, cash used in investing activities was $0.3 million and $0.1 million, respectively, due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $0.3 million primarily due to net proceeds from the exercise of stock options. During the nine months ended September 30, 2017, cash provided by financing activities was $6.8 million due to IPO proceeds received offset by payments for deferred offering costs.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of September 30, 2018 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3-5 years	More than 5 years
		(in thousands)
Operating leases	$1,030	$648	$382	$—	$—
Purchase commitments	355	155	200	—	—
Total	$1,385	$803	$582	$—	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at

September 30, 2018, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018 and in “Part II, Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 14, 2018. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

10.1

Separation Agreement and Release, dated September 20, 2018, by and between Techpoint, Inc. and Yukiko Tegarden. (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on September 27, 2018)

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

Techpoint, Inc.

Date: November 14, 2018	By:	/s/ Stephen Wong
Stephen Wong
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2018	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)