Form 10-K
period 2018-12-31
Techpoint, Inc.
filed 2019-03-15
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From               TO

Commission File Number 000-55843

Techpoint, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	80-0806545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 N. First Street, #550
San Jose, CA 95131 USA
(408) 324-0588
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Japanese Depositary Shares, each representing one Common Stock Share, Par Value $0.0001 Per Share	Tokyo Stock Exchange (Mothers Market)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of JDS on the Tokyo Stock Exchange of $10.71, was $95.6 million.

As of March 11, 2019, the registrant had 17,314,020 shares of common stock, $0.0001 par value per share, outstanding and 5,145,625 shares of JDSs outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 31, 2019, are incorporated by reference into Part III of this Report.

PART I

Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

Automotive HD-TVI Transmitters: Our automotive HD-TVI transmitters are designed to work specifically with current automotive camera processors and image sensors.

Automotive HD-TVI Camera Processors: We also provide automotive camera processors that integrates our HD-TVI transmitters to provide higher integration for better cost and smaller camera module size.

Automotive HD-TVI Receivers: Similar to our security surveillance products, our automotive HD-TVI receiver also integrates standard definition analog video decoders so that automotive vendors have the flexibility of supporting both HD and standard definition video. We also integrate multiple HD-TVI receivers for multiple camera applications inside the car.

Automotive LCD Controllers:  We provide HD LCD controllers that allows us to support LCD panels for the HD E-mirror as well as for various HD LCD panel displays inside the car.

The following table summarizes the features applications of our application specific integrated circuit product lines:

Product Line		Key Features	Representative Applications
Security Surveillance

HD-TVI Transmitters	-	Converts HD camera signals to HD-TVI analog signals	HD-TVI Surveillance Cameras

HD-TVI Camera Processors	-	Integrates HD Camera processor supporting advanced video processing such as Wide Dynamic Range, Low light noise Reduction, and other advanced camera functions	HD-TVI Surveillance Cameras

HD-TVI Receivers	-	Converts HD-TVI analog signal into digital signal	HD-TVI DVR application

	-	Integrates four HD-TVI receivers

	-	Integrated Standard Definition analog
video decoder and audio codec

HD-SDI Receivers	-	Integrates four HD-SDI receivers	HD-SDI DVR application

	-	Integrates four HD-SDI transmitters
Automotive

HD-TVI Transmitter	-	Interfaces with most automotive camera	Automotive HD Backup Camera
		processors on the market	Automotive HD Surround View Camera
HD-TVI Camera Processors	‐	Integrated HD Camera processor supporting advanced video processing such as High Dynamic Range, Low light noise Reduction, and other advanced camera functions	Automotive HD Backup Camera Automotive HD Surround View Camera Automotive HD Drive Recorder Camera

HD-TVI Transmitter	‐	Integrated Standard Definition analog video decoder	Automotive HD Backup Camera
	‐	Integrates four channel HD-TVI Receivers	Automotive HD Surround View System Automotive HD Drive Recorder
HD LCD controller	-	Integrated HD-TVI Receiver	Automotive HD Display
	-	Integrated Standard Definition analog video decoder	Automotive E-Mirrors
	-	Integrated Advanced Graphics

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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $7.3 million, $5.4 million, and $4.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2018, we have two patent applications pending in the United States. These patent applications cover aspects of the technology in the integrated circuits we currently design and market. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

Assembly and Test. Our products are shipped from TSMC or Fujitsu to third-party sort, assembly and test facilities where they are assembled into finished integrated circuits and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally Advanced Semiconductor Engineering, Inc., or ASE, and Sigurd Microelectronics Corporation, or Sigurd. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

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

Employees

As of December 31, 2018, we employed 73 employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

Item 1A. Risk Factors

Investing in Japanese depositary shares (“JDS”) and our underlying common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of the JDSs could decline and you could lose part or all of your investment.

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

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2018, 2017, and 2016. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision, the largest security surveillance manufacturer in China, accounted for 62%, 59%, and 62% of our revenue for the years ended December 31, 2018, 2017, and 2016, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current end-customers, distributors and sales representatives, volume pricing discounts, order cancellations, delays in shipment by one of our major distributors, end-customers or sales representatives, or the failure of our distributors or sales representatives to successfully sell our products. Additionally, customer buying patterns change and can fluctuate from quarter to quarter and impact our results of operations, particularly for significant end-customers. For example, for fiscal 2018, Hikvision purchased approximately $1.0 million more of our products than in fiscal 2017. These buying patterns can change as a result of factors beyond our control, including inventory adjustments by our end-customers, or changes in demand, which could materially harm our results of operations.

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

If the growth of demand for video applications for the security surveillance and automotive markets does not continue, or if we are unsuccessful in selling into the automotive market our ability to increase our revenue and operating results could suffer.

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2018, 2017, and 2016; 85%, 90%, and 98% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business, however, we may not be successful developing and marketing our solutions for this market, or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 73 employees as of December 31, 2018. To manage our growth successfully, we believe we must effectively:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely TSMC and Fujitsu to produce almost all of our semiconductors. We rely on ASE and Sigurd to assemble, package and test almost all of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill end-customer orders on a timely basis, our relationships with our end-customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

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

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC, Fujitsu, ASE nor Sigurd have provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC, Fujitsu, ASE or Sigurd may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

Changes to industry regulations relevant to our products and markets could adversely affect our business, results of operations and prospects.

The U.S. National Highway Traffic Safety Administration requires new cars sold after May 2018 in the United States to have backup cameras. There is no guarantee that other jurisdictions will follow the lead of the United States and require backup cameras on vehicles. While we currently anticipate that consumers and regulators in other jurisdictions, including the European Union, will adopt backup cameras, there is no guarantee that this will happen within a time frame that we can take advantage of, or at all. If automotive backup cameras do not become widespread our target market may be much smaller than we anticipate, limiting our potential growth and revenue.

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

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2018, 2017, and 2016. We derived 84%, 85%, and 88% of our revenue from sales to customers in China for the years ended December 31, 2018, 2017, and 2016, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We derived 84%, 85%, and 88% of our revenue for the years ended December 31, 2018, 2017, and 2016, respectively, from distributors located in China. Additionally, for the years ended December 31, 2018, 2017, and 2016, we derived 62%, 59%, and 62%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 84% of our revenue for the year ended December 31, 2018, respectively. In addition, our largest end customer, Hikvision, who accounted for 62% of our revenue for the year December 31, 2018, is located in China and is currently included in recently proposed trade legislation described below.

There is significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. Recently, the United States Congress passed the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), which includes a prohibition on U.S. government agencies from procuring specified telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service that uses this specified telecommunications equipment. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment. Although the NDAA does not prohibit commercial sales into the United States by Hikvision, these new restrictions placed on United States government procurement could negatively impact our business. These new regulations also illustrate the uncertain regulatory environment our business faces by doing a significant portion of our business in China and with Hikvision.

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

The semiconductor, electronics and automotive industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and in certain instances accelerated erosion of prices. Any downturns in any of these industries may be severe and prolonged, and any failure of any of these industries to fully recover from downturns could harm our business. The semiconductor industry, in particular, also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor, electronics and automotive industries, which could cause the market price of our JDSs to decline.

Our headquarters are located in the State of California and we have operations in Japan, which we intend to expand, which are areas subject to significant earthquake risks and other natural disasters. Any disruption to our or our third-party vendors’ operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

Our headquarters are located in Northern California and we have operations in Japan, which we intend to expand. Additionally, our third-party vendors, including TSMC, Fujitsu, ASE and Sigurd, are also located in the Pacific Rim region. The risk of an earthquake, typhoon, tsunami or other extreme weather in the Pacific Rim region including California, Japan, and Taiwan where some of our third-party vendors are located, is significant due to the proximity of major earthquake fault lines. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Uncertain geopolitical conditions could have a material adverse effect on our business and the market on which our JDSs currently trade, which could cause the market price of our JDSs to decline.

Our JDSs are listed on the Mothers market on the Tokyo Stock Exchange. In addition, a significant portion of our business is conducted internationally, particularly in Japan. The Japanese economy is exposed to uncertainty in geopolitical conditions, including concerns over North Korea’s nuclear weapons program. Given Japan’s close proximity to North Korea, continuing tensions between North Korea and other countries could have adverse consequences in Japan. There continues to be heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, trading on the Mothers market may be disrupted and our business operations in Japan and elsewhere could be disrupted as well. In addition, terrorist acts and other acts of violence and political unrest could have an adverse impact on our business. If our business and the trading of our JDSs on the Mothers market is disrupted as a result of acts of war, hostilities, terrorism or other conditions leading to geopolitical unrest, particularly in the region surrounding Japan, the market price of our JDSs could decline.

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

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We currently rely on a combination of intellectual property rights, including mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. As of December 31, 2018, we have issued one patent. We have filed patent applications to help us protect our intellectual property, but there is no assurance that these applications will be successful. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. In addition, any patents we hold in the future may not adequately protect our intellectual property rights or our products against competitors, and third parties may challenge the scope, validity or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we may hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

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

If we fail to strengthen our financial reporting systems and infrastructure to meet the demands placed upon us as a public company, including the requirements of the U.S. Sarbanes-Oxley Act and the requirement to comply with public disclosure regulations in both the U.S. and in Japan, we may be unable to report our financial results timely and accurately and prevent fraud. We have and expect to continue to incur significant expense and devote substantial management effort toward ensuring compliance with reporting requirements in Japan and the U.S., including the Sarbanes-Oxley Act.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company that is subject to both U.S. and Japanese regulations.

As a public U.S. company listed in Japan, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and even beyond that of a domestic company listed in the United States. For example, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, or the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and internal controls and the establishment corporate governance practices. Additionally, we are required to comply with applicable securities and disclosure laws in Japan in accordance with the Financial Instruments and Exchange Act of Japan and related regulations, including a requirement to file periodic reports in Japanese, and the rules of the Tokyo Stock Exchange. Compliance with these requirements will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the JDSs may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the U.S. Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the JDSs could be negatively affected, and we could become subject to investigations by the TSE, the SEC, Japanese securities authorities, or other regulatory authorities, which could require additional financial and management resources.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with end-customers.

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with end-customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying end-customers who require that all of the components of our products are certified as conflict mineral free and these end-customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

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

The trading market for our JDSs will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If fewer analysts provide coverage of our company, the price and trading volume of the JDSs could suffer. If one or more of the analysts who cover us downgrade the JDSs, or publish unfavorable research about our business, the trading price of our JDSs would likely decline rapidly. If one or more of these analysts cease coverage of our company or fail to publish regularly, we could lose visibility in the market, which in turn could cause the trading price of our JDSs to decline.

Because the trading market for our JDSs is the Mothers market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

Our governance practices may not comply with certain New York Stock Exchange and NASDAQ corporate governance standards, including:

•	the requirement that a majority of our board of directors consist of independent directors;
•	the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock could be restricted by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our JDSs, if any.

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

Dividend Policy

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock could be restricted by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our JDSs, if any.

Holders of Record

As of December 31, 2018, there were approximately 70 holders of record of our common stock. This figure does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

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

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid in capital as our repurchase right lapses. For the year ended December 31, 2018, we repurchased 6,834 shares related to unvested early exercised stock options due to termination.

Purchases of Unregistered Equity Securities by the Issuer

None.

Stock Performance Graph

The following graph shows a comparison from September 29, 2017 (the date our JDSs commenced trading on the Mothers market of the Tokyo Stock Exchange) through December 31, 2018 of the cumulative total return for our JDSs. The graph assumes that $100 was invested on September 29, 2017 in the JDS of Techpoint, Inc., the NASDAQ Composite Index and the Japan TOPIX Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our JDSs on December 28, 2018, the last trading day of the year ended December 31, 2018, was ¥553 or $4.98 based on the Telegraphic Transfer Middle Rate quoted by Mitsubishi UFJ Financial Group’s official index as of December 28, 2018.

Techpoint, Inc. Comparison of Cumulative Total Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
9/29/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
Period Ending
Techpoint, Inc.
NASDAQ Composite Index
Japan TOPIX Index

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2015 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 were derived from audited financial statements not included in this Annual Report on Form 10-K.

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

	Year Ended
	December 31,
	2018	2017	2016	2015
Revenue	$31,098	$31,142	$27,156	$20,245
Cost of revenue	15,316	13,221	12,735	8,803
Gross profit	15,782	17,921	14,421	11,442
Operating expenses
Research and development	7,331	5,383	4,380	4,964
Selling, general and administrative	6,636	6,193	4,678	2,592
Total operating expenses	13,967	11,576	9,058	7,556
Income from operations	1,815	6,345	5,363	3,886
Other income (expense)	229	(73)	—	3
Income before income taxes	2,044	6,272	5,363	3,889
Income taxes	159	2,515	1,882	(168)
Net income	$1,885	$3,757	$3,481	$4,057
Net income allocable to preferred stockholders	$—	$1,936	$2,627	$3,170
Net income allocable to common stockholders	$1,885	$1,821	$854	$887
Net income per share allocable to common stockholders:
Basic	$0.11	$0.25	$0.24	$0.30
Diluted	$0.10	$0.24	$0.23	$0.28
Weighted-average shares outstanding in computing net income per share allocable to common stockholders
Basic	16,982,648	7,145,641	3,493,946	3,007,311
Diluted	17,991,131	8,056,329	4,358,387	3,774,146

	December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$25,941	$21,536	$10,006	$9,463
Property and equipment - net	$611	$325	$401	$170
Total assets	$30,706	$26,592	$15,552	$12,483
Total current liabilities	$1,919	$1,491	$2,226	$3,181
Convertible preferred stock	$—	$—	$8,794	$8,794
Total stockholders’ equity	$28,631	$24,968	$13,236	$9,240

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

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in their respective countries.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We began shipping our products in 2013 and to date, we have sold over 95 million integrated circuits. Our revenue was $31.1 million and $31.1 million for the years ended December 31, 2018 and 2017, respectively. We recognized $4.8 million and $3.0 million of revenue on sales into the automotive market for the years ended December 31, 2018 and 2017, respectively. We recorded net income of $1.9 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the years ended December 31, 2018, 2017 and 2016, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to twenty-four months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, tending to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from three to six months for the security surveillance market and one to three years for the automotive industry. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2018 and 2017, our research and development expense was $7.3 million and $5.4 million, respectively. As of December 31, 2018, we had 73 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2018 and 2017, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 62% and 59% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Product adoption and safety regulations in the automotive market. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. Certain jurisdictions, including the United States, have passed laws and regulations requiring that all new cars sold after May 2018 must contain back-up cameras. If these jurisdictions do not maintain and implement these rules, or if back-up cameras are not put into automobiles sold in other locations as well, or do so more slowly than we expect, our financial results could be adversely affected.

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

Components of Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODMs, contract manufacturers and design houses. Prior to the adoption of Accounting Standards Codification (“ASC”) Topic 606, or ASC 606, Revenue from Contracts with Customers, on January 1, 2018, revenue was recognized from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met, which generally occurs when we ship our products to the distributors. Upon adoption of ASC 606, revenue was recognized after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research tax credit, non-deductible stock-based compensation, and the change to deferred tax assets resulting from the reduction in the U.S. federal tax rate from 34% to 21% in fiscal 2017.

Due to tax law changes in December 2017, the Company’s income tax provision for the year ended December 31, 2017 includes a $0.3 million one-time remeasurement charge for deferred taxes. Please see Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Revenue	$31,098	$31,142	$27,156
Cost of revenue (1)	15,316	13,221	12,735
Gross profit	15,782	17,921	14,421
Operating expenses: (1)
Research and development	7,331	5,383	4,380
Selling, general and administrative	6,636	6,193	4,678
Total operating expenses	13,967	11,576	9,058
Income from operations	1,815	6,345	5,363
Other income (expense)	229	(73)	—
Income before income taxes	2,044	6,272	5,363
Income taxes	159	2,515	1,882
Net income	$1,885	$3,757	$3,481

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Cost of revenue	$68	$31	$15
Research and development	355	273	102
Selling, general and administrative	941	1,144	322
Total	$1,364	$1,448	$439

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended
	December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Cost of revenue	49	42	47
Gross profit	51	58	53
Operating expenses:
Research and development	24	18	16
Selling, general and administrative	21	20	17
Total operating expenses	45	38	33
Income from operations	6	20	20
Other income (expense)	1	0	0
Income before income taxes	7	20	20
Income taxes	1	8	7
Net income	6%	12%	13%

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Revenue	$31,098	$31,142	$(44)	(0)%	$31,142	$27,156	$3,986	15%

Revenue decreased by $44,000 for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease was driven by a shift in product mix as we continue to develop and expand our product offerings particularly in the automotive market and the demand increases for our integrated HD-TVI transmitters and Image Signal Processor products which resulted in a 24% decrease in overall average selling prices, partially offset by a 31% increase in volume of shipments as a result of increased demand for these newer generation products. For the years ended December 31, 2018 and 2017, we recorded revenue of $4.8 million and $3.0 million from sales into the automotive market, respectively. For the years ended December 31, 2018 and 2017, we derived 15% and 10% of our revenue from sales into the automotive market, respectively.

Revenue increased by $4.0 million, or 15%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to a 22% increase in volume of shipments in the security surveillance market and also in the automotive market as a result of increased demand for our HD-TVI receiver products. These increases were offset by a 6% decrease in overall average selling price due to product mix. For the years ended December 31, 2017 and 2016, we recorded revenue of $3.0 million and $0.6 million on sales into the automotive market, respectively.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
	December 31,
	2018	2017	2016
China	84%	85%	88%
South Korea	9	9	6
Japan	4	3	2
Taiwan	3	3	4
Other	0	0	0
Total revenue	100%	100%	100%

Cost of revenue and gross margin

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Cost of revenue	$15,316	$13,221	$2,095	16%	$13,221	$12,735	$486	4%
Gross margin	51%	58%			58%	53%

Cost of revenue increased $2.1 million, or 16%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Gross margin decreased to 51% for the year ended December 31, 2018 from 58% for the year ended December 31, 2017. The increase in cost of revenue was primarily driven by a 31% increase in unit sales offset by changes in product mix. The decrease in gross margin was driven by the shift in product mix causing a 24% decrease in overall average selling prices.

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

Research and development expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Research and development	$7,331	$5,383	$1,948	36%	$5,383	$4,380	$1,003	23%

Research and development expense increased $1.9 million, or 36%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily due to a $1.1 million increase in tape-out expenses, a $0.4 million increase in personnel costs due to a 14% increase in headcount as a result of expanding operations, and a $0.2 million increase in product development costs relating to design, prototype, and software expenses.

Research and development expenses increased $1.0 million, or 23%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to an increase of $0.8 million in design, prototype, and software expenses and a $0.2 million increase in stock-based compensation expense as a result of our post-IPO stock price increase and a 10% increase in headcount due to expanding operations.

Selling, general and administrative expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Selling, general and administrative	$6,636	$6,193	$443	7%	$6,193	$4,678	$1,515	32%

Selling, general and administrative expenses increased by $0.4 million, or 7%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily due to a $0.3 million increase in professional service fees due to costs associated with being a public company, a $0.3 million increase in personnel costs, rent, and other office expenses due to a 10% increase in headcount as a result of expanding operations, offset by a $0.2 million decrease in stock-based compensation.

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

Other income and expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Other income (expense)	$229	$(73)	$302	(414)%	$(73)	$—	$(73)	*

*	Not meaningful given the insignificant amount of other income (expense) for the year ended December 31, 2016.

Other income increased by $0.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to foreign currency exchange transactions and foreign currency fluctuations from IPO proceeds received in Japanese yen in September 2017.

Other expense increased by $73,000 for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to the foreign currency exchange loss associated with the activities of the foreign offices established during 2016, offset by interest income during the period.

Provision for income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	Amount	%	2017	2016	Amount	%
	(dollars in thousands)
Income taxes	$159	$2,515	$(2,356)	(94)%	$2,515	$1,882	$633	34%

The provision for income taxes decreased by $2.4 million, or 94%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in the provision for income taxes was primarily due to a decrease in pre-tax income, a reduction in the U.S. corporate tax rate to 21% as a result of tax law changes during December 2017, and an increase in tax benefits from stock-option exercises and dispositions. The effective tax rate was 7.74% and 40.07% for the years ended December 31, 2018 and 2017, respectively.

The provision for income taxes increased by $0.6 million, or 34%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in the provision for income taxes was primarily due to a $0.3 million one-time remeasurement of deferred taxes due to tax law changes during December 2017. The effective tax rate was 40.07% and 35.09% for the years ended December 31, 2017 and 2016, respectively. Please see Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

Our cash and cash equivalents as of December 31, 2018 were $25.9 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Net cash provided by operating activities	$4,440	$4,359	$1,608
Net cash used in investing activities	(376)	(170)	(346)
Net cash provided by (used in) financing activities	341	7,341	(719)
Net increase in cash and cash equivalents	$4,405	$11,530	$543

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2018, net cash provided by operating activities was $4.4 million, primarily due to net income of $1.9 million, non-cash charges of $1.8 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $0.8 million. The cash inflow due to the change in net operating assets and liabilities was primarily due to a $0.6 million cash inflow in inventory due to product sales in excess of units manufactured during the period and a $0.2 million cash inflow in accounts payable driven by the timing of payments made to our vendors.

During the year ended December 31, 2017, net cash provided by operating activities was $4.4 million, primarily due to net income of $3.8 million, non-cash charges of $2.0 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, and cash outflow provided by the change in net operating assets and liabilities of $1.4 million. The cash outflow due to the change in net operating assets and liabilities was primarily due to a $0.7 million cash outflow in customer deposits attributable to timing of customer pre-payments, a $0.7 million cash outflow in prepaid expenses and other current assets for purchased software, and a $0.3 million cash outflow in inventory to support anticipated demand, partially offset by a $0.2 million cash inflow in accrued expenses and a $0.1 million cash inflow in accounts payable driven by the timing of payments made to our vendors.

During the year ended December 31, 2016, net cash provided by operating activities was $1.6 million, primarily due to net income of $3.5 million, non-cash charges of $0.4 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, and cash outflow provided by the change in net operating assets and liabilities of $2.3 million. The cash outflow due to the change in net operating assets and liabilities was primarily due to a $1.2 million cash outflow in inventory to support anticipated demand, a $0.8 million cash outflow in accounts payable driven by the timing of payments made to our vendors, a $0.6 million cash outflow in customer deposits attributable to timing of customer pre-payments, and a $0.1 million cash outflow in accounts receivable, partially offset by a $0.2 million  cash inflow in accrued expenses and a $0.2 million cash inflow in prepaid expenses and other current assets.

Investing Activities

During the year ended December 31, 2018, 2017 and 2016, cash used in investing activities was $0.4 million, $0.2 million, and $0.3 million, respectively, due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $0.3 million primarily due to net proceeds from the exercise of stock options.

During the year ended December 31, 2017, cash provided by financing activities was $7.3 million due to IPO proceeds received of $9.3 million, net proceeds from the exercise of stock options of $0.1 million, partially offset by payments for deferred offering costs of $2.1 million.

During the year ended December 31, 2016, cash used by financing activities was $0.7 million due to payments for deferred offering costs of $0.8 million, partially offset by net proceeds from the exercise of stock options of $0.1 million.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2018 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$846	$645	$201	$—
Purchase commitments	290	140	150	—
Total	$1,136	$785	$351	$—

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

Revenue Recognition

We generate revenue from product sales to distributors who, in turn, sell to ODMs, contract manufacturers and design houses. Prior to the adoption of ASC 606 on January 1, 2018, revenue was recognized from product sales when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. After the adoption of ASC 606, revenue was recognized after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

We generally require advance payments from customers, but we may not be able to continue this practice in the future, particularly as we sell into the automotive market. We do not offer variable consideration or other significant payment terms, stock rotation, or price protection. Our customers do not have rights of return except pursuant to our standard warranty terms. We provide product assurance warranty only and do not offer warranties to be purchased separately.

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

Stock-based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options and restricted stock unit awards, based on the estimated fair value of the award on the grant date. We estimate the grant date fair value of our stock option awards, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value of a restricted stock unit is determined based on the fair value of our common stock on the date of grant. We recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of five years.

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

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Upon the adoption of ASU 2016-09, in the first quarter of fiscal 2017, we adjusted stock-based compensation expense to account for the forfeiture of equity incentive awards as they occur. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31, 2018, 2017, and 2016. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the years ended December 31, 2018, 2017, and 2016 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at December 31, 2018, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Revenue

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

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

San Jose, California

March 15, 2019

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$25,941	$21,536
Accounts receivable	236	93
Inventory	2,207	2,847
Prepaid expenses and other current assets	936	978
Total current assets	29,320	25,454
Property and equipment - net	611	325
Deferred tax assets	560	652
Other assets	215	161
Total assets	$30,706	$26,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,063	$760
Accrued liabilities	718	573
Liability related to early exercised stock options	136	152
Customer deposits	2	6
Total current liabilities	1,919	1,491
Other liabilities	156	133
Total liabilities	2,075	1,624
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of December 31, 2018 and 2017; nil shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of December 31, 2018 and 2017; 17,130,507 and 16,752,171 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2	2
Additional paid-in-capital	19,358	17,580
Retained earnings	9,271	7,386
Total stockholders’ equity	28,631	24,968
Total liabilities and stockholders’ equity	$30,706	$26,592

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2018	2017	2016
Revenue	$31,098	$31,142	$27,156
Cost of revenue	15,316	13,221	12,735
Gross profit	15,782	17,921	14,421
Operating expenses
Research and development	7,331	5,383	4,380
Selling, general and administrative	6,636	6,193	4,678
Total operating expenses	13,967	11,576	9,058
Income from operations	1,815	6,345	5,363
Other income (expense)	229	(73)	—
Income before income taxes	2,044	6,272	5,363
Income taxes	159	2,515	1,882
Net income	$1,885	$3,757	$3,481
Net income allocable to preferred stockholders	$—	$1,936	$2,627
Net income allocable to common stockholders	$1,885	$1,821	$854
Net income per share allocable to common stockholders:
Basic	$0.11	$0.25	$0.24
Diluted	$0.10	$0.24	$0.23
Weighted-average shares outstanding in computing net income per share allocable to common stockholders
Basic	16,982,648	7,145,641	3,493,946
Diluted	17,991,131	8,056,329	4,358,387

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2015	10,742,500	$8,794	3,332,852	$—	$298	$148	$9,240
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	392,386	—	76	—	76
Stock-based compensation	—	—	—	—	439	—	439
Net income	—	—	—	—	—	3,481	3,481
Balances as of December 31, 2016	10,742,500	8,794	3,725,238	—	813	3,629	13,236
Conversion of convertible preferred stock to common stock upon IPO	(10,742,500)	(8,794)	10,742,500	2	8,792	—	—
Issuance of common stock upon IPO, net of issuance costs	—	—	1,520,000	—	5,157	—	5,157
Issuance of common stock upon exercise of over-allotment option, net of issuance costs	—	—	228,000	—	1,200	—	1,200
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	506,433	—	170	—	170
Issuance of common stock upon vesting of RSUs	—	—	30,000	—	—	—	—
Stock-based compensation	—	—	—	—	1,448	—	1,448
Net income	—	—	—	—	—	3,757	3,757
Balances as of December 31, 2017	—	—	16,752,171	2	17,580	7,386	24,968
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	—	368,632	—	423	—	423
Issuance of common stock upon vesting of RSUs	—	—	10,500	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	—	—	(796)	—	(9)	—	(9)
Stock-based compensation	—	—	—	—	1,364	—	1,364
Net income	—	—	—	—	—	1,885	1,885
Balances as of December 31, 2018	—	$—	17,130,507	$2	$19,358	$9,271	$28,631

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$1,885	$3,757	$3,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	207	160
Stock-based compensation	1,364	1,448	439
Write-off of deferred costs and long lived assets	57	9	7
Deferred income taxes	92	370	(193)
Changes in operating assets and liabilities:
Accounts receivable	(143)	(14)	(77)
Inventory	640	(264)	(1,202)
Prepaid expenses and other current assets	42	(705)	193
Other assets	(56)	(18)	(23)
Accounts payable	151	85	(791)
Accrued expenses	145	180	200
Customer deposits	(4)	(739)	(614)
Other liabilities	23	43	28
Net cash provided by operating activities	4,440	4,359	1,608
Cash Flows From Investing Activities
Purchase of property and equipment	(376)	(170)	(346)
Net cash used in investing activities	(376)	(170)	(346)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	407	98	113
Payment for shares withheld for tax withholdings on vesting of RSUs	(9)	—	—
Payments of deferred costs	(57)	(2,096)	(832)
Proceeds from initial public offering, net of underwriter commissions	—	9,339	—
Net cash provided by (used in) financing activities	341	7,341	(719)
Net increase in cash and cash equivalents	4,405	11,530	543
Cash and cash equivalents at beginning of period	21,536	10,006	9,463
Cash and cash equivalents at end of period	$25,941	$21,536	$10,006

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$44	$2,585	$1,819
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$173	$21	$51
Vesting of early exercised options	$74	$99	$76
Conversion of preferred stock to common stock upon initial public offering	$—	$8,792	$—
Unpaid deferred costs	$—	$—	$161

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2018	2017	2016
Customer
Customer A	76%	74%	85%
End-Customer
End-Customer A (1)	62%	59%	62%
End-Customer B (1)	*	*	11%

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A

Concentration of Supplier Risk

The Company is a fabless producer of semiconductors and is dependent on four subcontractors for substantially all of its production requirements. The failure of either subcontractor to fulfill the production requirements of the Company on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in either subcontractor would cause delays in the Company’s products and potentially result in a significant loss of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost.

Fair Value of Financial Instruments

The Company estimates certain financial assets and liabilities at fair value based on available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. See Note 3 “Fair Value Measurements” of these Notes to Consolidated Financial Statements for a further discussion on fair value of financial instruments.

Inventories

Inventories are stated at the lower of cost or market. Upon the adoption of ASU 2015-11, Simplifying the Measurement of Inventory, amending ASC Topic 330 – Inventory in the first quarter of fiscal 2017, inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished good parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2018 and 2017 was $0.3 million and $0.4 million, respectively.

Property and Equipment

Property and equipment, are stated at cost less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from two to three years for computer equipment and software, furniture and leasehold improvements.

The Company evaluates the recoverability of property, plant and equipment in accordance with ASC No. 360, Accounting for the Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to ODMs, contract manufacturers and design houses. Prior to January 1, 2018, revenue from the sale of the Company’s products was recognized when all of the following criteria were met: (1) persuasive evidence of an arrangement exists; (2) the product has been delivered; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company adopted ASC Topic 606, or ASC 606, Revenue from Contracts with Customers on January 1, 2018. Under ASC 606, we satisfy our performance obligations and recognize revenue upon shipment, at which time control of our products is transferred to our customers. We apply the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

Product revenues consist of sales of mixed-signal integrated circuits into the security surveillance and automotive camera markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as Customer deposits on our Consolidated Balance Sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company does not offer variable consideration or other significant payment terms and allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist primarily of expenditures for labor, benefits and mask sets.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options and restricted stock unit awards, based on the grant date fair value of the award. The fair value of a stock option award is estimated using the Black-Scholes option pricing model which requires us to estimate certain key assumptions including, stock price, future stock price volatility, expected term of the options, risk free rates, and dividend yields. The fair value of a restricted stock unit is determined based on the fair value of our common stock on the date of grant. The Company adjusts compensation expense for forfeiture of equity incentive awards as they occur. The resulting cost is recognized over the period that the employee is required to provide services for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts based on the department to which the related employee is assigned. See Note 8 “Stock-Based Compensation” for a description of the Company’s stock-based employee compensation plans and the assumptions the Company uses to calculate the fair value of stock-based employee compensation.

Stock-based awards issued to non-employees are recognized as expense over the requisite service period at their then current fair value. The Company determines the fair value of its stock-based awards issued to non-employees utilizing the Black-Scholes option pricing model. Stock-based compensation expense for stock-based awards issued to nonemployees is recognized over the requisite service period or when it is probable that the performance condition will be satisfied. The fair value of stock-based awards to non-employees is measured at each reporting period until a measurement date is reached. Upon the early adoption of ASU 2018-07 on July 1, 2018 in the third quarter of fiscal 2018, non-employee stock awards were remeasured at fair value on the date of adoption; the remaining unamortized expense on the date of adoption will be recognized over the remaining vesting term.

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

Recently Adopted Accounting Pronouncements

Stock Compensation Guidance. In June 2018, the FASB issued ASU No 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718 to include share-based payments issued to nonemployees for goods or services. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted this guidance on July 1, 2018 during the third quarter of fiscal 2018, which resulted in no impact on its consolidated financial statements.

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC 606. Upon adoption, this topic supersedes the existing guidance under ASC Topic 605 – Revenue Recognition and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. Revenue is recognized under a five-step process: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 became effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application. The Company adopted this guidance in the first quarter of fiscal 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on the Company’s consolidated financial statements. Additionally, the adoption has no impact on the Company’s Consolidated Balance Sheet as of December 31, 2018 and Consolidated Statement of Operations for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new standard also requires lessees and lessors to disclose qualitative and quantitative information about their leases and significant judgements made in applying the standard. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements (Topic 842), which provides an optional adoption method to ASU 2016-02 whereby comparative period financial statements do not need to be adjusted for the new standard. The Company will adopt the new standard using the optional adoption method and not adjust comparative financial statements. The Company will elect to use the short-term lease exemption whereby right-of-use assets and lease liabilities do not need to be recognized for leases with a term of 12 months or less. The Company expects to recognize approximately $0.5 million to $0.9 million on the balance sheet for the right-of-use assets and corresponding lease liabilities on January 1, 2019. The Company does not expect the adoption of this guidance to have significant impact on its statement of operations.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Work in process	$961	$1,214
Finished goods	1,246	1,633
Total inventory	$2,207	$2,847

Property and Equipment - Net

Property and equipment - net consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Computer equipment and software	$1,173	$687
Leasehold improvements	84	59
Furniture	30	30
Total property and equipment	1,287	776
Less: accumulated depreciation	(676)	(451)
Total property and equipment - net	$611	$325

The Company recorded $0.2 million of depreciation expense for each of the years ended December 31, 2018, 2017, and 2016.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2018	2017
Payroll-related expenses	$398	$291
Engineering services	134	131
Accrued Warranty	73	73
Professional fees	48	23
Taxes Payable	28	37
Other	37	18
Total accrued liabilities	$718	$573

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $2,000, $0.2 million, and $6,000 as of December 31, 2018, September 30, 2018, and December 31, 2017, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended December 31, 2018, the Company recognized $0.2 million of revenue from the September 30, 2018 customer deposits balance. During the year ended December 31, 2018, the Company recognized $6,000 of revenue from the December 31, 2017 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2018
Assets:
Money market funds	$6,974	$—	$—	$6,974
As of December 31, 2017
Assets:
Money market funds	$6,951	$—	$—	$6,951

As of December 31, 2018 and 2017, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. Accordingly, the Company considers itself to be one reportable segment, which is comprised of one operating segment, the designing, marketing and selling of mixed-signal integrated circuits for the security surveillance and automotive markets.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
China	$26,175	$26,453	$23,815
South Korea	2,685	2,857	1,600
Japan	1,310	941	470
Taiwan	897	821	1,214
Other	31	70	57
Total revenue	$31,098	$31,142	$27,156

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Security surveillance	$26,325	$28,143	$26,531
Automotive	4,773	2,999	625
Total revenue	$31,098	$31,142	$27,156

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Taiwan	$399	$205
Japan	104	16
United States	102	92
South Korea	4	9
China	2	3
Total property and equipment - net	$611	$325

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020.

As of December 31, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019	$645
2020	201
Total	$846

Rent expense under operating leases was $0.6 million, $0.5 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Purchase Commitments

As of December 31, 2017, the Company had purchase commitments with its third-party suppliers through fiscal year 2021. Future minimum payments under purchase commitments are $0.1 million, $0.1 million, and $0.1 million for the years ending December 31, 2019, 2020, and 2021, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2018 and 2017. The shares of preferred stock issued and outstanding was nil as of December 31, 2018 and 2017.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2018 and 2017. As of December 31, 2018, the shares of common stock issued and outstanding were 17,130,507 excluding 155,257 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2017, the shares of common stock issued and outstanding were 16,752,171 excluding 289,334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2018
Outstanding stock awards	1,395,435
Shares available for future issuance under the 2017 Stock Incentive Plan	4,434,310
Total common stock reserved for future issuances	5,829,745

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2017	3,933,649
Authorized	681,660
Granted	(246,000)
Canceled (1)	65,001
As of December 31, 2018	4,434,310

(1)	Includes repurchases of unvested early-exercised options

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as liability related to early exercised stock options and reclassified to additional paid in capital as the repurchase right lapses.

For the years ended December 31, 2018, 2017, and 2016, the Company issued 27,333; 46,667; and 302,083 unvested shares of common stock upon early exercise, respectively, for total proceeds of $0.1 million, $46,000, and $0.1 million, respectively, and repurchased 6,834; 45,666; and 37,167 shares of unvested common stock related to early exercised options at the original purchase price. As of December 31, 2018 and 2017, 155,257 and 289,334 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.2 million, respectively.

Stock Options

The Company’s stock option activity is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2017	1,573,568	$1.78	8.4	$24,556
Granted	—	$—
Exercised (1)	(368,632)	$1.15
Canceled (2)	(65,001)	$1.47
As of December 31, 2018	1,139,935	$2.01	7.6	$3,428
Options vested and expected to vest as of December 31, 2018	1,139,935	$2.01	7.6	$3,428
Options vested and exercisable as of December 31, 2018	418,615	$1.78	7.3	$1,356

(1)	Includes vesting of early-exercised options
(2)	Includes repurchases of unvested early-exercised options

The stock options outstanding and exercisable by exercise price at December 31, 2018 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$0.16	66,250	5.1	$0.16	66,166	$0.16
$0.37	200,838	6.4	$0.37	66,163	$0.37
$0.97	155,334	7.2	$0.97	55,749	$0.97
$2.51	194,511	7.7	$2.51	71,626	$2.51
$2.89	49,000	8.2	$2.89	14,000	$2.89
$2.93	336,502	8.4	$2.93	107,496	$2.93
$3.18	137,500	8.6	$3.18	37,415	$3.18
	1,139,935	7.6	$2.01	418,615	$1.78

The aggregate intrinsic value of options exercised for the years ended December 31, 2018, 2017, and 2016 was $2.9 million, $1.8 million, and $0.8 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2017	20,000	$19.42
Granted	246,000	$11.09
Released	(10,500)	$16.20
Canceled	—
As of December 31, 2018	255,500	$11.53

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Cost of revenue	$68	$31	$15
Research and development	355	273	102
Selling, general and administrative	941	1,144	322
Total	$1,364	$1,448	$439

The remaining unrecognized stock-based compensation related to non-vested awards was $3.8 million as of December 31, 2018 and will be recognized over a weighted average remaining period of approximately 3.8 years.

The Company records stock-based compensation based on the estimated fair value of the award at grant date. The estimated grant date fair value of stock option awards, and the resulting stock-based compensation expense is recorded based on the Black-Scholes option-pricing model. The fair value of a restricted stock unit is determined based on the fair value of our common stock on the date of grant. The Company recognizes such costs as compensation expense on a straight-line basis over the requisite service period. The Company’s valuation assumptions are as follows:

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

Employee Stock Awards

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock awards:

	Year Ended
	December 31,
	2017	2016
Expected term (in years)	6.28	6.19
Risk-free interest rate	2.01%	1.38%
Expected volatility	53%	51%
Dividend rate	—	—
Fair value of common stock	$5.14	$2.35

The Company did not grant any stock options to employees during the year ended December 31, 2018. The weighted-average grant date fair value for employee restricted stock units for the year ended December 31, 2018, was $11.09. The weighted-average grant date fair value for employee stock awards for the years ended December 31, 2017, and 2016 was $3.71, and $1.36, respectively.

Non-Employee Stock Awards

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock awards:

	Year Ended
	December 31,
	2017	2016
Expected term (in years)	10.00	10.00
Risk-free interest rate	2.30%	2.02%
Expected volatility	53%	53%
Dividend rate	—	—
Fair value of common stock	$14.40	$2.68

The Company did not grant any stock awards to non-employees during the year ended December 31, 2018. The weighted-average grant date fair value for non-employee stock awards for the years ended December 31, 2017 and 2016 was $7.34 and $2.16, respectively. Non-employee stock awards are revalued at each reporting date and the relating stock-based compensation expense is recognized as awards vest. Non-employee stock-based compensation expense for unvested awards fluctuate as the fair value of our JDS, represented by common stock, fluctuates. Upon the early adoption of ASU 2018-07 on July 1, 2018 in the third quarter of fiscal 2018, non-employee stock awards were remeasured at fair value on the date of adoption; the remaining unamortized expense on the date of adoption will be recognized over the remaining vesting term.

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

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2018	2017	2016
Numerator:
Basic:
Net income	$1,885	$3,757	$3,481
Net income allocable to preferred stockholders	—	1,936	2,627
Net income allocable to common stockholders	1,885	1,821	854
Diluted:
Net income	1,885	3,757	3,481
Net income allocable to preferred stockholders	—	1,823	2,477
Net income allocable to common stockholders	1,885	1,934	1,004
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share allocable to common stockholders	16,982,648	7,145,641	3,493,946
Diluted shares:
Effect of potentially dilutive securities:
Stock options (1)	1,008,483	910,688	864,441
Weighted-average shares outstanding used in computing diluted net income per common share allocable to common stockholders	17,991,131	8,056,329	4,358,387
Net income per common share:
Basic	$0.11	$0.25	$0.24
Diluted	$0.10	$0.24	$0.23

(1)	Including early-exercised options

The potentially dilutive securities outstanding related to stock options as of December 31, 2018, 2017, and 2016 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 155,000; 7,000; and 56,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Domestic	$1,866	$6,141	$5,311
Foreign	178	131	52
Income before income taxes	$2,044	$6,272	$5,363

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Current:
Federal	$36	$2,089	$2,034
Foreign	30	55	40
State	1	1	1
Total Current	67	2,145	2,075
Deferred - net	92	370	(193)
Provision for income taxes	$159	$2,515	$1,882

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2018	2017	2016
U.S. statutory federal taxes at statutory rate	21.00%	34.00%	34.00%
State taxes - net of federal benefit	0.03	0.01	0.01
Research and development benefit	(7.73)	(1.72)	(2.59)
Permanent items and other	(8.96)	0.94	2.55
Change in valuation allowance	3.40	1.78	1.12
Tax rate change	—	5.06	—
Effective tax rate	7.74%	40.07%	35.09%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$85	$85
Research and other credits	381	309
Accruals	244	243
Intangibles	293	323
Other	118	140
Total deferred tax assets	1,121	1,100
Deferred tax liabilities:
Property and equipment - net	(98)	(54)
Total deferred tax liabilities	(98)	(54)
Valuation allowance	(463)	(394)
Deferred tax assets - net	$560	$652

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of current period taxable income and its expected recurring profitability, management believes it is more likely than not the Company will realize benefits of deductible differences for U.S. federal tax and thus has not recorded a valuation allowance. However, the Company has recorded a full valuation allowance against it California deferred tax asset as management has concluded it is more likely than not that these future benefits will not be realized due to its 0% California apportionment.

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

Subsequent to the enactment of the Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 addresses the application of ASC 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act and permits the recording of provisional amounts relating to the impact of the Act during a measurement period which is not to extend beyond one year from the Act enactment date. As such, the Company has completed the analysis relating to the Act currently available which resulted in no additional SAB 118 tax effect in the fourth quarter of fiscal 2018 for the year ended December 31, 2018.

The Company has reflected the impact of the Act in its financial statements as the law was enacted before the end of the 2017 year. The Company estimated that the reduction in the Corporate tax rate to 21% reduced net deferred tax assets by $0.3 million from $1.0 million to $0.7 million. The Company has estimated the liabilities for taxes on mandatory repatriation and certain other foreign income. As of December 31, 2018, the Company completed the accounting for transition tax and concluded that the liability for taxes on mandatory repatriation of foreign income is approximately $42,000 of which $41,000 can be offset with a foreign tax credit.

As of December 31, 2018, the Company had $1.2 million of California state net operating loss carryforwards (“NOL”). These NOL carryforwards will begin to expire in 2032 if unused. As of December 31, 2018, the Company had U.S federal and California state tax credit carryforwards of $4,000 and $0.6 million, respectively. If not utilized, the U.S. federal tax credit carryforwards will begin to expire in 2039, while the California tax credit carryforward will not expire.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an "ownership change", as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2018, the Company had $0.1 million that would favorably impact the effective tax rate in future periods if recognized. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2018	2017
Balance at the beginning of the year	$233	$189
Increases related to current year tax positions	60	44
Balance at the end of the year	$293	$233

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations. The Company had approximately $7,800 and $3,500 of accrued interest and penalties related to uncertain tax positions as of December 31, 2018 and 2017, respectively.

The 2015 through 2018 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

11. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited consolidated statements of operations by quarter for the years ended December 31, 2018 and 2017. In the opinion of management, the accompanying unaudited consolidated statements of operations reflect all adjustments, which only include normal recurring adjustments, necessary to present fairly the Company’s results of operations in accordance with GAAP and are not necessarily indicative of the results to be expected for the full fiscal year or for any other future annual or interim periods.

	Three Months Ended
	Dec 31, 2018	Sept 30, 2018	June 30, 2018	March 31, 2018
Revenue	$8,908	$8,667	$6,470	$7,053
Cost of revenue	4,803	4,220	3,008	3,285
Gross profit	4,105	4,447	3,462	3,768
Operating expenses
Research and development	1,838	1,704	1,578	2,211
Selling, general and administrative	1,544	1,899	1,572	1,621
Total operating expenses	3,382	3,603	3,150	3,832
Income (loss) from operations	723	844	312	(64)
Other income (expense)	99	(94)	(165)	389
Income before income taxes	822	750	147	325
Income taxes	175	186	(54)	(148)
Net income	$647	$564	$201	$473
Net income per share allocable to common stockholders:
Basic	$0.04	$0.03	$0.01	$0.03
Diluted	$0.04	$0.03	$0.01	$0.03

	Three Months Ended
	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017
Revenue	$7,761	$8,112	$8,039	$7,230
Cost of revenue	3,473	3,427	3,369	2,952
Gross profit	4,288	4,685	4,670	4,278
Operating expenses
Research and development	1,565	1,156	1,197	1,465
Selling, general and administrative	2,068	1,541	1,357	1,227
Total operating expenses	3,633	2,697	2,554	2,692
Income from operations	655	1,988	2,116	1,586
Other income (expense)	(4)	(59)	(2)	(8)
Income before income taxes	651	1,929	2,114	1,578
Income taxes	591	646	739	539
Net income	$60	$1,283	$1,375	$1,039
Net income per share allocable to common stockholders:
Basic	$—	$0.09	$0.09	$0.07
Diluted	$—	$0.08	$0.09	$0.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management is responsible establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018.

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

10.1

Separation Agreement and Release, dated September 20, 2018, by and between Techpoint, Inc. and Yukiko Tegarden (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on September 27, 2018)

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

Company Name

Date: March 15, 2019	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Fumihiro Kozato	President and Chief Executive Officer	March 15, 2019
	Fumihiro Kozato	(Principal Executive Officer)

	/s/ Stephen Wong	Interim Chief Financial Officer	March 15, 2019
	Stephen Wong	(Principal Financial and Accounting Officer)

	/s/ Dr. Feng Kuo	Director	March 15, 2019
Dr. Feng Kuo, Ph.D.

	/s/ Robert Cochran	Director	March 15, 2019
Robert Cochran

	/s/ Fun-Kai Liu	Director	March 15, 2019
Fun-Kai Liu

	/s/ Koji Mori	Director	March 15, 2019
Koji Mori

	/s/ Dr. Yaichi Aoshima	Director	March 15, 2019
Dr. Yaichi Aoshima, Ph.D.

*By	/s/ Fumihiro Kozato
Fumihiro Kozato Attorney-in-Fact