Form 10-Q
period 2019-03-31
Techpoint, Inc.
filed 2019-05-10
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Japanese Depositary Shares, each representing one Common Stock Share, Par Value $0.0001 Per Share	M-6697	Tokyo Stock Exchange (Mothers Market)

As of May 6, 2019, the registrant had 17,329,830 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,185	$25,941
Accounts receivable	165	236
Inventory	2,759	2,207
Prepaid expenses and other current assets	926	936
Total current assets	29,035	29,320
Property and equipment - net	570	611
Deferred tax assets	686	560
Lease assets	681	—
Other assets	206	215
Total assets	$31,178	$30,706
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$754	$1,063
Accrued liabilities	890	718
Liability related to early exercised stock options	119	136
Customer deposits	154	2
Lease liabilities	617	—
Total current liabilities	2,534	1,919
Other liabilities	238	156
Total liabilities	2,772	2,075
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018; nil shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 17,189,863 and 17,130,507 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	19,751	19,358
Retained earnings	8,653	9,271
Total stockholders’ equity	28,406	28,631
Total liabilities and stockholders’ equity	$31,178	$30,706

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$5,021	$7,053
Cost of revenue	2,586	3,285
Gross profit	2,435	3,768
Operating expenses
Research and development	1,476	2,211
Selling, general and administrative	1,669	1,621
Total operating expenses	3,145	3,832
Loss from operations	(710)	(64)
Other income (expense)	(13)	389
Income (loss) before income taxes	(723)	325
Benefit from income taxes	(105)	(148)
Net income (loss)	$(618)	$473
Net income (loss) per share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
Weighted average shares outstanding in computing net income (loss) per share
Basic	17,172,699	16,823,851
Diluted	17,172,699	18,177,605

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2017	16,752,171	$2	$17,580	$7,386	$24,968
Issuance of common stock upon exercise of stock options and vesting of early exercised options	132,348	—	138	—	138
Stock-based compensation	—	—	270	—	270
Net Income	—	—	—	473	473
Balances as of March 31, 2018	16,884,519	$2	$17,988	$7,859	$25,849

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$9,271	$28,631
Issuance of common stock upon exercise of stock options and vesting of early exercised options	46,666	—	64	—	64
Issuance of common stock upon vesting of RSUs	14,200	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(1,510)	—	(7)	—	(7)
Stock-based compensation	—	—	336	—	336
Net loss	—	—	—	(618)	(618)
Balances as of March 31, 2019	17,189,863	$2	$19,751	$8,653	$28,406

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(618)	$473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	247	51
Stock-based compensation	336	270
Deferred income taxes	(126)	(170)
Changes in operating assets and liabilities:
Accounts receivable	71	28
Inventory	(552)	1,056
Prepaid expenses and other current assets	—	105
Other assets	1	(8)
Accounts payable	(173)	356
Accrued expenses	195	446
Customer deposits	152	132
Lease liabilities	(38)	—
Other liabilities	(108)	6
Net cash provided by (used in) operating activities	(613)	2,745
Cash Flows From Investing Activities
Purchase of property and equipment	(183)	(75)
Net cash used in investing activities	(183)	(75)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	47	118
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(7)	—
Net cash provided by financing activities	40	118
Net increase (decrease) in cash and cash equivalents	(756)	2,788
Cash and cash equivalents at beginning of period	25,941	21,536
Cash and cash equivalents at end of period	$25,185	$24,324

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$13	$20
Supplemental Disclosure of Noncash Investing and Financing Information
Vesting of early exercised options	$17	$20
Property and equipment purchased but not yet paid	$16	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2018 contained in our Annual Report on Form 10-K filed with the SEC on March 15, 2019.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers, or ODMs, contract manufacturers and design houses. Prior to January 1, 2018, revenue from the sale of the Company’s products was recognized when all of the following criteria were met: (1) persuasive evidence of an arrangement exists; (2) the product has been delivered; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company adopted ASC Topic 606, or ASC 606, Revenue from Contracts with Customers on January 1, 2018. Under ASC 606, the Company satisfies its performance obligations and recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

Product revenues consist of sales of mixed-signal integrated circuits into the security surveillance and automotive camera markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its Consolidated Balance Sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company does not offer variable consideration or other significant payment terms and allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2019	2018
Customer
Customer A	64%	84%
End-Customer
End-Customer A (1)	35%	67%
End-Customer B (1)	23%	*

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A

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

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right of use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new standard also requires lessees and lessors to disclose qualitative and quantitative information about their leases and significant judgements made in applying the standard. The Company adopted this guidance on January 1, 2019 in the first quarter of fiscal 2019 under the modified retrospective transition method approach. The Company elected to use the package of practical expedients and did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases, and the practical expedient to not separate lease and non-lease components. Additionally, the Company elected the short-term lease exception and excluded all leases that are twelve or less months in duration. As a result, financial information for reporting periods beginning after January 1, 2019 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. As a result, the Company recognized $0.7 million of lease assets and $0.7 million of lease liabilities, of which $0.1 million is recorded as non-current lease liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019. The adoption did not have an impact on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 and there was no cumulative effect adjustment to retained earnings upon adoption.

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC 606. Upon adoption, this topic supersedes the existing guidance under ASC Topic 605 – Revenue Recognition and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. Revenue is recognized under a five-step process: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 became effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application. The Company adopted this guidance in the first quarter of fiscal 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard. There was no cumulative impact to adopting the new standard on the Company’s consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Work in process	$1,369	$961
Finished goods	1,390	1,246
Total inventory	$2,759	$2,207

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Computer equipment and software	$1,220	$1,173
Leasehold improvements	84	84
Furniture	30	30
Total property and equipment	1,334	1,287
Less: accumulated depreciation	(764)	(676)
Total property and equipment - net	$570	$611

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll-related expenses	$437	$398
Engineering services	221	134
Professional fees	95	48
Accrued warranty	77	73
Taxes payable	35	28
Other	25	37
Total accrued liabilities	$890	$718

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.2 million and $2,000 as of March 31, 2019 and December 31, 2018, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended March 31, 2019, the Company recognized $2,000 of revenue from the December 31, 2018 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2019
Assets:
Money market funds	$6,980	$—	$—	$6,980
As of December 31, 2018
Assets:
Money market funds	$6,974	$—	$—	$6,974

As of March 31, 2019 and December 31, 2018, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
China	$3,496	$6,089
South Korea	691	502
Taiwan	607	192
Japan	222	254
Other	5	16
Total revenue	$5,021	$7,053

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Security surveillance	$3,490	$6,288
Automotive	1,531	765
Total revenue	$5,021	$7,053

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Taiwan	$378	$399
Japan	98	104
United States	87	102
South Korea	6	4
China	1	2
Total property and equipment - net	$570	$611

5. Commitments and Contingencies

Operating leases

The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2020. The Company’s agreements do not include variable lease payments or any restrictions or covenants imposed by the leases. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s lease assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have yet to be commenced.

As of March 31, 2019, the right of use asset and lease liabilities related to operating leases were as follows (in thousands):

March 31,
2019
Lease assets	$681

Lease liabilities - Current	$617
Lease liabilities - Non-Current	82
Total lease liabilities	$699

Rent expense under operating leases was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities (in thousands):

March 31,
2019
Operating lease cost	$164
Cash paid for operating leases	$165
Lease assets obtained in exchange for operating lease liabilities	$839
Weighted average remaining term for operating leases	1.11 years
Weighted average discount rate for operating leases	6.0%

As of December 31, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019	$645
2020	201
Total	$846

As of March 31, 2019, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019 (remaining nine months)	$524
2020	201
Total	725
Less effects of discounting	(26)
Lease liabilities recognized	$699

Purchase Commitments

As of March 31, 2019, the Company had purchase commitments with its third-party suppliers through fiscal year 2021. Future minimum payments under purchase commitments are $0.2 million, $0.3 million and $0.3 million for the year ending December 31, 2019, 2020 and 2021, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2019 and December 31, 2018. The shares of preferred stock issued and outstanding was nil as of March 31, 2019 and December 31, 2018.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the shares of common stock issued and outstanding were 17,189,863 excluding 129,757 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2018, the shares of common stock issued and outstanding were 17,130,507 excluding 155,257 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

March 31,
2019
Outstanding stock awards	1,359,569
Shares available for future issuance under the 2017 Stock Incentive Plan	5,100,741
Total common stock reserved for future issuances	6,460,310

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

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated will be added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2019 was 691,431 shares. The 2017 Plan provides for the granting of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of nonstatutory stock options, or NSOs, to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, or SARs, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2018	4,434,310
Authorized	691,431
Granted	(30,000)
Canceled	5,000
As of March 31, 2019	5,100,741

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

For the three months ended March 31, 2019 and 2018, there were no options early exercised. In addition, the Company did not repurchase any shares of unvested common stock related to early exercised stock options during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, 129,757 and 155,257 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2018	1,139,935	$2.01	7.6	$3,428
Granted	—	$—
Exercised (1)	(46,666)	$1.38
Canceled	—	$—
As of March 31, 2019	1,093,269	$2.03	7.4	$5,211
Options vested and expected to vest as of March 31, 2019	1,093,269	$2.03	7.4	$5,211
Options vested and exercisable as of March 31, 2019	453,169	$1.80	7.1	$2,265

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at March 31, 2019 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	64,950	4.8	$0.16	64,950	$0.16
$0.37	180,088	6.2	$0.37	71,413	$0.37
$0.97	150,084	7.0	$0.97	65,684	$0.97
$2.51	179,945	7.4	$2.51	70,085	$2.51
$2.89	49,000	7.9	$2.89	16,750	$2.89
$2.93	334,002	8.1	$2.93	122,172	$2.93
$3.18	135,200	8.3	$3.18	42,115	$3.18
	1,093,269	7.4	$2.03	453,169	$1.80

The aggregate intrinsic value of options exercised for the three months ended March 31, 2019 and 2018 was $0.1 million and $1.3 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2018	255,500	$11.53
Granted	30,000	$7.97
Released	(14,200)	$14.26
Canceled	(5,000)	$9.97
As of March 31, 2019	266,300	$11.01

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$25	$9
Research and development	122	87
Selling, general and administrative	189	174
Total	$336	$270

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Basic:
Net income (loss)	$(618)	$473
Diluted:
Net income (loss)	$(618)	$473
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income (loss) per share	17,172,699	16,823,851
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	—	1,353,754
Weighted-average shares used in computing diluted net income (loss) per share	17,172,699	18,177,605
Net income (loss) per common share:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

(1)	Including early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential common shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended March 31, 2019 and 2018 that were excluded from the computation of diluted net income (loss) per common share for the period presented as the effect would have been antidilutive was 366,000 and 32,000 shares, respectively.

10. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Domestic	$(781)	$270
Foreign	58	55
Income (loss) before income taxes	$(723)	$325

The components of the benefit from income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States	$(114)	$(158)
Foreign	9	10
Benefit from income taxes	$(105)	$(148)

As of March 31, 2019, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of March 31, 2019, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.2 million against the Company's effective tax rate.

The Company’s federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 2014 to 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	fluctuations in our future financial performance, including our revenue, cost of sales and operating expenses;
•	our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	our liquidity and working capital requirements;
•	our expectations regarding future expenses and investments; and
•	those other risks set forth in this Quarterly Report on Form 10-Q under Part II – Other Information, Item 1A. Risk Factors.

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

General Background

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. The security surveillance market accounted for a majority of our revenue in the three months ended March 31, 2019 and fiscal year 2018. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We began shipping our products in 2013 and to date, we have sold over 102 million integrated circuits. Our revenue was $5.0 million and $7.1 million for the three months ended March 31, 2019 and 2018, respectively. We recognized $1.6 million and $0.8 million of revenue on sales into the automotive market for the three months ended March 31, 2019 and 2018, respectively. We recorded net loss of $0.6 million and net income of $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the three months ended March 31, 2019 and 2018, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended March 31, 2019 and 2018, our research and development expense was $1.5 million and $2.2 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2019, we had 73 employees, 26 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the three months ended March 31, 2019 and 2018, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 35% and 67% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Components of Condensed Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODMs, contract manufacturers and design houses. Prior to the adoption of Accounting Standards Codification (“ASC”) Topic 606, or ASC 606, Revenue from Contracts with Customers, on January 1, 2018, revenue was recognized from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met, which generally occurs when we ship our products to the distributors. Upon adoption of ASC 606, revenue is recognized after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue	$5,021	$7,053
Cost of revenue (1)	2,586	3,285
Gross profit	2,435	3,768
Operating expenses: (1)
Research and development	1,476	2,211
Selling, general and administrative	1,669	1,621
Total operating expenses	3,145	3,832
Loss from operations	(710)	(64)
Other income (expense)	(13)	389
Income (loss) before income taxes	(723)	325
Benefit from income taxes	(105)	(148)
Net income (loss)	$(618)	$473

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$25	$9
Research and development	122	87
Selling, general and administrative	189	174
Total	$336	$270

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	52	47
Gross profit	48	53
Operating expenses:
Research and development	29	31
Selling, general and administrative	33	23
Total operating expenses	62	54
Loss from operations	(14)	(1)
Other income (expense)	—	6
Income (loss) before income taxes	(14)	5
Benefit from income taxes	(2)	(2)
Net income (loss)	(12)%	7%

Comparison of the Three Months ended March 31, 2019 and March 31, 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$5,021	$7,053	$(2,032)	(29)%

Revenue decreased $2.0 million, or 29%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease was primarily due to a 16% decrease in volume of shipments, and a 16% decrease in overall average selling price from product mix changes due to the higher concentration of lower average selling price items for the three months ended March 31, 2019.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31,
	2019	2018
China	70%	86%
South Korea	14	7
Taiwan	12	3
Japan	4	4
Other	0	0
Total	100%	100%

Cost of revenue and gross margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$2,586	$3,285	$(699)	(21)%
Gross margin	48%	53%

Cost of revenue decreased by $0.7 million, or 21%, while gross margin decreased to 48% from 53% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Cost of revenue decreased due to changes in product mix, which also had a negative impact on gross margins, and a 16% decrease in volume of shipments, which was partially offset by an increase in inventory write downs of $0.2 million.

Gross margin fluctuations are due to changes in product mix and fluctuations in period costs. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$1,476	$2,211	$(735)	(33)%

Research and development expenses decreased $0.7 million, or 33%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to a $0.8 million decrease in tape-out expenses.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,669	$1,621	$48	3%

Selling, general and administrative expenses increased $48,000, or 3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 mainly due to an increase in professional service fees.

Other income and expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense)	$(13)	$389	$(402)	(103)%

Other expense for the three months ended March 31, 2019 was $13,000 and other income for the three months ended March 31, 2018 was $0.4 million. This change was mainly driven by foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income taxes provision (benefit)	$(105)	$(148)	$43	(29)%

The provision for income taxes decreased $43,000, or 29%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to the change in income before income taxes for the three months ended March 31, 2018 as compared to the loss before income taxes for the three months ended March 31, 2019, and the decrease in tax benefits from stock-option exercises and dispositions.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of March 31, 2019 were $25.2 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(613)	$2,745
Net cash used in investing activities	(183)	(75)
Net cash provided by financing activities	40	118
Net increase (decrease) in cash and cash equivalents	$(756)	$2,788

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2019, net cash used in operating activities was $0.6 million, primarily due to net loss of $0.6 million offset by non-cash charges of $0.5 million primarily driven by stock-based compensation, depreciation and amortization, offset by deferred income taxes, and cash outflow used in the change in net operating assets and liabilities of $0.5 million. The cash outflow used in the change in net operating assets and liabilities was primarily due to a $0.6 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales, a $0.2 million cash outflow in accounts payable due to timing of customer collections, offset by a $0.2 million cash inflow in accrued expenses due to timing of services performed, and a $0.2 million cash inflow in customer deposits due to timing of customer pre-payments.

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

Investing Activities

During the three months ended March 31, 2019 and 2018, cash used in investing activities was $0.2 million and $0.1 million, respectively, due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2019 and 2018, cash provided by financing activities was $40,000 and $0.1 million, respectively, primarily due to net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of March 31, 2019 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Operating leases	$725	$524	$201	$—
Purchase commitments	818	304	514	—
Total	$1,543	$828	$715	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2019 and 2018. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2019 and 2018 would not have resulted in a significant increase or decrease in revenue or net income (loss) during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at March 31, 2019, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

Techpoint, Inc.

Date: May 10, 2019	By:	/s/ Stephen Wong
Stephen Wong
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2019	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)