Form 10-Q
period 2019-06-30
Techpoint, Inc.
filed 2019-08-08
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of Aug 5, 2019, the registrant had 17,372,413 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$26,238	$25,941
Accounts receivable	155	236
Inventory	3,781	2,207
Prepaid expenses and other current assets	943	936
Total current assets	31,117	29,320
Property and equipment - net	509	611
Deferred tax assets	673	560
Lease assets	525	—
Other assets	210	215
Total assets	$33,034	$30,706
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,321	$1,063
Accrued liabilities	754	718
Liability related to early exercised stock options	102	136
Customer deposits	1,059	2
Lease liabilities	499	—
Total current liabilities	3,735	1,919
Other liabilities	198	156
Total liabilities	3,933	2,075
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2019 and December 31, 2018; nil shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 17,255,610 and 17,130,507 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	20,111	19,358
Retained earnings	8,988	9,271
Total stockholders’ equity	29,101	28,631
Total liabilities and stockholders’ equity	$33,034	$30,706

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$7,175	$6,470	$12,196	$13,523
Cost of revenue	3,402	3,008	5,988	6,293
Gross profit	3,773	3,462	6,208	7,230
Operating expenses
Research and development	1,600	1,578	3,076	3,789
Selling, general and administrative	1,828	1,572	3,497	3,193
Total operating expenses	3,428	3,150	6,573	6,982
Income (loss) from operations	345	312	(365)	248
Other income (expense)	52	(165)	39	224
Income (loss) before income taxes	397	147	(326)	472
Income tax provision (benefits)	62	(54)	(43)	(202)
Net income (loss)	$335	$201	$(283)	$674
Net income (loss) per share:
Basic	$0.02	$0.01	$(0.02)	$0.04
Diluted	$0.02	$0.01	$(0.02)	$0.04
Weighted average shares outstanding in computing net income (loss) per share
Basic	17,228,184	16,940,745	17,200,595	16,883,574
Diluted	17,814,303	18,017,564	17,200,595	18,050,768

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2017	16,752,171	$2	$17,580	$7,386	$24,968
Issuance of common stock upon exercise of stock options and vesting of early exercised options	132,348	—	138	—	138
Stock-based compensation	—	—	270	—	270
Net Income	—	—	—	473	473
Balances as of March 31, 2018	16,884,519	$2	$17,988	$7,859	$25,849
Issuance of common stock upon exercise of stock options and vesting of early exercised options	114,658	—	122	—	122
Stock-based compensation	—	—	193	—	193
Net Income	—	—	—	201	201
Balances as of June 30, 2018	16,999,177	2	18,303	8,060	26,365

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$9,271	$28,631
Issuance of common stock upon exercise of stock options and vesting of early exercised options	46,666	—	64	—	64
Issuance of common stock upon vesting of RSUs	14,200	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(1,510)	—	(7)	—	(7)
Stock-based compensation	—	—	336	—	336
Net loss	—	—	—	(618)	(618)
Balances as of March 31, 2019	17,189,863	$2	$19,751	$8,653	$28,406
Issuance of common stock upon exercise of stock options and vesting of early exercised options	38,000	—	36	—	36
Issuance of common stock upon vesting of RSUs	31,300	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(3,553)	—	(24)	—	(24)
Stock-based compensation	—	—	348	—	348
Net Income	—	—	—	335	335
Balances as of June 30, 2019	17,255,610	$2	$20,111	$8,988	$29,101

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(283)	$674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	489	107
Stock-based compensation	684	463
Provision for excess inventories	234	41
Deferred income taxes	(113)	(235)
Changes in operating assets and liabilities:
Accounts receivable	81	(62)
Inventory	(1,808)	739
Prepaid expenses and other current assets	(17)	173
Other assets	(3)	(64)
Accounts payable	410	279
Accrued expenses	59	(8)
Customer deposits	1,057	23
Lease liabilities	(155)	—
Other liabilities	(148)	10
Net cash provided by operating activities	487	2,140
Cash Flows From Investing Activities
Purchase of property and equipment	(225)	(143)
Net cash used in investing activities	(225)	(143)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	66	281
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(31)	—
Payment of deferred costs	—	(18)
Net cash provided by financing activities	35	263
Net increase in cash and cash equivalents	297	2,260
Cash and cash equivalents at beginning of period	25,941	21,536
Cash and cash equivalents at end of period	$26,238	$23,796

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$13	$23
Supplemental Disclosure of Noncash Investing and Financing Information
Vesting of early exercised options	$34	$36
Property and equipment purchased but not yet paid	$—	$54
Unpaid deferred costs	$—	$39

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers, or ODMs, contract manufacturers and design houses. The Company adopted ASC Topic 606, or ASC 606, Revenue from Contracts with Customers on January 1, 2018. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customer
Customer A	54%	75%	58%	80%
Customer B	*	11%	*	*
End-Customer
End-Customer A (1)	40%	63%	38%	65%
End-Customer B (1)	15%	*	19%	*

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A

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

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right of use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new standard also requires lessees and lessors to disclose qualitative and quantitative information about their leases and significant judgements made in applying the standard. The Company adopted this guidance on January 1, 2019 in the first quarter of fiscal 2019 under the modified retrospective transition method approach. The Company elected to use the package of practical expedients and did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases, and the practical expedient to not separate lease and non-lease components. Additionally, the Company elected the short-term lease exception and excluded all leases that are twelve or less months in duration. As a result, financial information for reporting periods beginning after January 1, 2019 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. As a result, the Company recognized $0.8 million of lease assets and $0.9 million of lease liabilities, of which $0.2 million is recorded as non-current lease liabilities on the Company’s Condensed Consolidated Balance Sheet as of January 1, 2019. Additionally upon adoption, there was no impact on the Condensed Consolidated Statement of Operations and no cumulative effect adjustment to retained earnings as of January 1, 2019.

Revenue Recognition Guidance. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC 606. Upon adoption, revenue is recognized under a five-step process: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. ASU 2014-09 became effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter 2018, and allows for retrospective or modified retrospective application. The Company adopted this guidance in the first quarter of fiscal 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are reported under the new standard. There was no cumulative impact to adopting the new standard on the Company’s consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Work in process	$1,891	$961
Finished goods	1,890	1,246
Total inventory	$3,781	$2,207

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment and software	$1,247	$1,173
Leasehold improvements	84	84
Furniture	30	30
Total property and equipment	1,361	1,287
Less: accumulated depreciation	(852)	(676)
Total property and equipment - net	$509	$611

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll-related expenses	$453	$398
Accrued warranty	90	73
Taxes payable	65	28
Engineering services	60	134
Professional fees	32	48
Other	54	37
Total accrued liabilities	$754	$718

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.1 million, $0.2 million and $2,000 as of June 30, 2019, March 31, 2019 and December 31, 2018, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended June 30, 2019, the Company recognized $0.2 million of revenue from the March 31, 2019 customer deposits balance. During the six months ended June 30, 2019, the Company recognized $2,000 of revenue from the December 31, 2018 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2019
Assets:
Money market funds	$6,986	$—	$—	$6,986
As of December 31, 2018
Assets:
Money market funds	$6,974	$—	$—	$6,974

As of June 30, 2019 and December 31, 2018, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
China	$4,689	$5,113	$8,185	$11,184
Taiwan	1,285	133	1,893	344
South Korea	860	801	1,551	1,313
Japan	334	423	555	677
Other	7	-	12	5
Total revenue	$7,175	$6,470	$12,196	$13,523

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Security surveillance	$4,322	$5,252	$7,812	$11,539
Automotive	2,853	1,218	4,384	1,984
Total revenue	$7,175	$6,470	$12,196	$13,523

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Taiwan	$348	$399
Japan	84	104
United States	71	102
South Korea	5	4
China	1	2
Total property and equipment - net	$509	$611

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

As of June 30, 2019, the right of use asset and lease liabilities related to operating leases were as follows (in thousands):

June 30,
2019
Lease assets	$525

Lease liabilities - Current	$499
Lease liabilities - Non-Current	34
Total lease liabilities	$533

Rent expense under operating leases was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities (in thousands):

Six Months Ended
June 30, 2019
Operating lease cost (1)	$331
Cash paid for operating leases (1)	$345
Lease assets obtained in exchange for operating lease liabilities (2)	$839
Weighted average remaining term for operating leases	0.88 years
Weighted average discount rate for operating leases	6.0%

(1)	Operating lease cost and Cash paid for operating leases for the three months ended June 30, 2019 were $0.2 million and $0.2 million, respectively.
(2)	Represents the amount for operating leases existing on January 1, 2019. There were no new leases that commenced in six months ended June 30, 2019.

As of December 31, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019	$645
2020	201
Total	$846

As of June 30, 2019, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019 (remaining six months)	$344
2020	201
Total	545
Less effects of discounting	(12)
Lease liabilities recognized	$533

Purchase Commitments

As of June 30, 2019, the Company had purchase commitments with its third-party suppliers through fiscal year 2022. Future minimum payments under purchase commitments are $0.1 million for the remaining six months ending December 31, 2019 and $0.3 million, $0.2 million and $49,000 for the year ending December 31, 2020, 2021 and 2022, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2019 and December 31, 2018. The shares of preferred stock issued and outstanding was nil as of June 30, 2019 and December 31, 2018.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the shares of common stock issued and outstanding were 17,255,610 excluding 104,257 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2018, the shares of common stock issued and outstanding were 17,130,507 excluding 155,257 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

June 30,
2019
Outstanding stock awards	1,396,686
Shares available for future issuance under the 2017 Stock Incentive Plan	4,994,324
Total common stock reserved for future issuances	6,391,010

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2018	4,434,310
Authorized	691,431
Granted	(148,750)
Canceled	17,333
As of June 30, 2019	4,994,324

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as a liability related to early exercised stock options and reclassified to common stock and additional paid in capital as the repurchase right lapses.

For the three and six months ended June 30, 2019, there were no options early exercised. In addition, the Company did not repurchase any shares of unvested common stock related to early exercised stock options during the period.

For the three and six months ended June 30, 2018, the Company issued 24,166 unvested shares of common stock upon early exercise for total exercise proceeds of $0.1 million and repurchased 6,834 shares of unvested common stock related to early exercised options at the original purchase price.

As of June 30, 2019 and December 31, 2018, 104,257 and 155,257 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2018	1,139,935	$2.01	7.6	$3,428
Granted	—	$—
Exercised (1)	(84,666)	$1.18
Canceled	(2,333)	$0.97
As of June 30, 2019	1,052,936	$2.08	7.1	$4,030
Options vested and expected to vest as of June 30, 2019	1,052,936	$2.08	7.1	$4,030
Options vested and exercisable as of June 30, 2019	493,137	$1.86	6.9	$1,996

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at June 30, 2019 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	64,950	4.6	$0.16	64,950	$0.16
$0.37	153,338	5.9	$0.37	70,663	$0.37
$0.97	144,001	6.7	$0.97	73,952	$0.97
$2.51	177,695	7.2	$2.51	80,860	$2.51
$2.89	49,000	7.7	$2.89	19,500	$2.89
$2.93	333,752	7.9	$2.93	139,097	$2.93
$3.18	130,200	8.1	$3.18	44,115	$3.18
	1,052,936	7.1	$2.08	493,137	$1.86

The aggregate intrinsic value of options exercised for the six months ended June 30, 2019 and 2018 was $0.2 million and $2.5 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2018	255,500	$11.53
Granted	148,750	$6.18
Released	(45,500)	$13.39
Canceled	(15,000)	$9.97
As of June 30, 2019	343,750	$9.04

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$28	$9	$54	$18
Research and development	123	33	246	120
Selling, general and administrative	197	151	384	325
Total	$348	$193	$684	$463

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Basic:
Net income (loss)	$335	$201	$(283)	$674
Diluted:
Net income (loss)	$335	$201	$(283)	$674
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income (loss) per share	17,228,184	16,940,745	17,200,595	16,883,574
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	586,119	1,076,819	—	1,167,194
Weighted-average shares used in computing diluted net income (loss) per share	17,814,303	18,017,564	17,200,595	18,050,768
Net income (loss) per common share:
Basic	$0.02	$0.01	$(0.02)	$0.04
Diluted	$0.02	$0.01	$(0.02)	$0.04

(1)	Including early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential common shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018 that were excluded from the computation of diluted net income (loss) per common share for the period presented as the effect would have been antidilutive was 404,000; 65,000; 1,009,000; and 15,000 shares, respectively.

10. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Domestic	$343	$111	$(438)	$381
Foreign	54	36	112	91
Income (loss) before income taxes	$397	$147	$(326)	$472

The components of the benefit from income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$55	$(57)	$(59)	$(215)
Foreign	7	3	16	13
Income tax provision (benefit)	$62	$(54)	$(43)	$(202)

As of June 30, 2019, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of June 30, 2019, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.2 million against the Company's effective tax rate.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive camera markets. The security surveillance market accounted for a majority of our revenue in the six months ended June 30, 2019 and fiscal year 2018. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We began shipping our products in 2013 and to date, we have sold over 102 million integrated circuits. Our revenue was $12.2 million and $13.5 million for the six months ended June 30, 2019 and 2018, respectively. We recognized $4.4 million and $2.0 million of revenue on sales into the automotive market for the six months ended June 30, 2019 and 2018, respectively. We recorded net loss of $0.3 million and net income of $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the six months ended June 30, 2019 and 2018, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.6 million for three months ended June 30, 2019 and 2018, respectively, and $3.1 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of June 30, 2019, we had 73 employees, 26 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the six months ended June 30, 2019 and 2018, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 38% and 65% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$7,175	$6,470	$12,196	$13,523
Cost of revenue (1)	3,402	3,008	5,988	6,293
Gross profit	3,773	3,462	6,208	7,230
Operating expenses: (1)
Research and development	1,600	1,578	3,076	3,789
Selling, general and administrative	1,828	1,572	3,497	3,193
Total operating expenses	3,428	3,150	6,573	6,982
Income (loss) from operations	345	312	(365)	248
Other income (expense)	52	(165)	39	224
Income (loss) before income taxes	397	147	(326)	472
Income tax provision (benefit)	62	(54)	(43)	(202)
Net income (loss)	$335	$201	$(283)	$674

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$28	$9	$54	$18
Research and development	123	33	246	120
Selling, general and administrative	197	151	384	325
Total	$348	$193	$684	$463

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	47	46	49	47
Gross profit	53	54	51	53
Operating expenses:
Research and development	22	25	25	28
Selling, general and administrative	26	24	29	24
Total operating expenses	48	49	54	52
Income (loss) from operations	5	5	(3)	1
Other income (expense)	1	(3)	—	2
Income (loss) before income taxes	6	2	(3)	3
Income tax provision (benefit)	1	(1)	—	(1)
Net income (loss)	5%	3%	(3)%	4%

Comparison of the Three and Six Months Ended June 30, 2019 and June 30, 2018

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$7,175	$6,470	$705	11%	$12,196	$13,523	$(1,327)	(10)%

Revenue increased $0.7 million, or 11%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This was mainly due to a $1.6 million increase in automotive camera market revenue resulting from a 128% increase in volume of shipments. This increase was partially offset by a $0.9 million decrease in security surveillance camera market revenue due to a 20% decrease in average selling price from customer and product mix, primarily in China.

Revenue decreased $1.3 million, or 10%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This was mainly due to a $3.7 million decrease in security surveillance camera market revenue due to a 21% average selling price decrease from customer and product mix and a 14% decrease in volume of shipments, primarily in China. This decrease was partially offset by a $2.4 million increase in automotive camera market revenue driven by a 112% increase in volume of shipments.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
China	65%	79%	66%	83%
Taiwan	18	2	16	2
South Korea	12	12	13	10
Japan	5	7	5	5
Other	-	-	-	-
Total	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$3,402	$3,008	$394	13%	$5,988	$6,293	$(305)	(5)%
Gross margin	53%	54%			51%	53%

Cost of revenue increased by $0.4 million, or 13%, while gross margin decreased to 53% from 54% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Cost of revenue increased due to a 26% increase in volume of shipments. Gross margins were negatively impacted by customer and product mix.

Cost of revenue decreased by $0.3 million, or 5%, while gross margin decreased to 51% from 53% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Cost of revenue decreased due to a $0.6 million decrease in product costs mainly due to the changes in customer and product mix. This decrease was partially offset by a 4% increase in volume of shipments and a $0.2 million increase in inventory write downs. Gross margins were negatively impacted primarily by the increase in inventory write downs.

Gross margin fluctuations are due to changes in product mix and fluctuations in period costs. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$1,600	$1,578	$22	1%	$3,076	$3,789	$(713)	(19)%

Research and development expenses increased $22,000, or 1%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to a $0.1 million increase in stock based compensation expense and a $0.1 million increase in personnel costs due to a 7% increase in headcount as a result of expanding operations, offset by a $0.2 million decrease in tape-out expenses.

Research and development expenses decreased $0.7 million, or 19% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to a $0.9 million decrease in tape-out expenses partially offset by a $0.1 million increase in stock based compensation expense and a $0.1 million increase in personnel costs due to a 6% increase in headcount as a result of expanding operations.

Selling, general and administrative expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,828	$1,572	$256	16%	$3,497	$3,193	$304	10%

Selling, general and administrative expenses increased $0.3 million, or 16%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 mainly due to a $0.2 million increase in professional service fees primarily related to the review of potential acquisitions of new technologies.

Selling, general and administrative expenses increased, $0.3 million or, 10% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to a $0.2 million increase in professional service fees primarily related to the review of potential acquisitions of new technologies.

From time to time, we evaluate new technologies to assess whether it is more economical to acquire or develop technologies internally.  We can provide no assurance that we will develop or acquire any new technologies that we evaluate, and if we do acquire or develop these technologies that they will be successful in leading to new products that are accepted in our target markets.

Other income and expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense)	$52	$(165)	$217	(132)%	$39	$224	$(185)	(83)%

Other income for the three months ended June 30, 2019 was $0.1 million and other expense for the three months ended June 30, 2018 was $0.2 million. This change was mainly driven by foreign currency exchange transactions and foreign currency fluctuations.

Other income for the six months ended June 30, 2019 and 2018 was $39,000 and $0.2 million, respectively. This change was driven by foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Income tax provision (benefit)	$62	$(54)	$116	(215)%	$(43)	$(202)	$159	(79)%

The income tax provision for the three months ended June 30, 2019 was $0.1 million and the income tax benefit for the three months ended June 30, 2018 was $0.1 million. This change is primarily due to an increase in taxable income and fewer tax benefits from stock-option exercises and dispositions.

The income tax benefit decreased $0.2 million, or 79%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a decrease in tax benefits from stock-option exercises and dispositions, partially offset by the impact of net loss for the six months ended June 30, 2019 compared to net income for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of June 30, 2019 were $26.2 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$487	$2,140
Net cash used in investing activities	(225)	(143)
Net cash provided by financing activities	35	263
Net increase in cash and cash equivalents	$297	$2,260

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2019, net cash provided by operating activities was $0.5 million, primarily due to non-cash charges of $1.3 million primarily driven by stock-based compensation and depreciation and amortization, partially offset by a $0.3 million of net loss and cash outflow used in the change in net operating assets and liabilities of $0.5 million. The cash outflow used in the change in net operating assets and liabilities was primarily due to a $1.8 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales and a $0.2 million cash outflow in lease liabilities due to timing of lease payments, partially offset by a $1.1 million cash inflow in customer deposits due to timing of customer pre-payments and a $0.4 million cash inflow in accounts payable due to timing of customer collections.

During the six months ended June 30, 2018, net cash provided by operating activities was $2.1 million, primarily due to net income of $0.7 million, non-cash charges of $0.3 million primarily driven by stock-based compensation, depreciation and amortization and deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $1.1 million. The cash inflow provided by the change in net operating assets and liabilities was primarily due to a $0.7 million cash inflow in inventory due to product sales in excess of units on hand and manufactured during the period, a $0.3 million cash inflow in accounts payable due to timing of vendor payments, and a $0.2 million cash inflow in prepaid expenses and other current assets.

Investing Activities

During the six months ended June 30, 2019 and 2018, cash used in investing activities was $0.2 million and $0.1 million, respectively, due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2019 and 2018, cash provided by financing activities was $35,000 and $0.3 million, respectively, primarily due to net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of June 30, 2019 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Operating leases	$544	$511	$33	$—
Purchase commitments	734	294	440	—
Total	$1,278	$805	$473	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018 would not have resulted in a significant increase or decrease in revenue or net income (loss) during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at June 30, 2019, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Techpoint, Inc.

Date: August 8, 2019	By:	/s/ Stephen Wong
Stephen Wong
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2019	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)