Form 10-Q
period 2019-09-30
Techpoint, Inc.
filed 2019-11-12
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 17,474,907 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,005	$25,941
Accounts receivable	80	236
Inventory	6,851	2,207
Prepaid expenses and other current assets	874	936
Total current assets	35,810	29,320
Property and equipment - net	506	611
Deferred tax assets	575	560
Lease assets	365	—
Other assets	204	215
Total assets	$37,460	$30,706
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,500	$1,063
Accrued liabilities	1,048	718
Liability related to early exercised stock options	85	136
Customer deposits	3,398	2
Lease liabilities	374	—
Total current liabilities	6,405	1,919
Other liabilities	106	156
Total liabilities	6,511	2,075
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2019 and December 31, 2018; nil shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 17,369,590 and 17,130,507 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	20,502	19,358
Retained earnings	10,445	9,271
Total stockholders’ equity	30,949	28,631
Total liabilities and stockholders’ equity	$37,460	$30,706

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$9,613	$8,667	$21,809	$22,190
Cost of revenue	4,874	4,220	10,862	10,513
Gross profit	4,739	4,447	10,947	11,677
Operating expenses
Research and development	1,686	1,704	4,762	5,493
Selling, general and administrative	1,442	1,899	4,939	5,092
Total operating expenses	3,128	3,603	9,701	10,585
Income from operations	1,611	844	1,246	1,092
Other income (expense)	2	(94)	41	130
Income before income taxes	1,613	750	1,287	1,222
Income tax provision (benefits)	156	186	113	(16)
Net income	$1,457	$564	$1,174	$1,238
Net income per share:
Basic	$0.08	$0.03	$0.07	$0.07
Diluted	$0.08	$0.03	$0.07	$0.07
Weighted average shares outstanding in computing net income per share
Basic	17,316,172	17,045,689	17,239,544	16,936,898
Diluted	17,899,140	17,922,635	17,850,360	18,039,404

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2017	16,752,171	$2	$17,580	$7,386	$24,968
Issuance of common stock upon exercise of stock options and vesting of early exercised options	132,348	—	138	—	138
Stock-based compensation	—	—	270	—	270
Net Income	—	—	—	473	473
Balances as of March 31, 2018	16,884,519	$2	$17,988	$7,859	$25,849
Issuance of common stock upon exercise of stock options and vesting of early exercised options	114,658	—	122	—	122
Stock-based compensation	—	—	193	—	193
Net Income	—	—	—	201	201
Balances as of June 30, 2018	16,999,177	$2	$18,303	$8,060	$26,365
Issuance of common stock upon exercise of stock options and vesting of early exercised options	75,459	—	105	—	105
Stock-based compensation	—	—	551	—	551
Net Income	—	—	—	564	564
Balances as of September 30, 2018	17,074,636	$2	$18,959	$8,624	$27,585

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$9,271	$28,631
Issuance of common stock upon exercise of stock options and vesting of early exercised options	46,666	—	64	—	64
Issuance of common stock upon vesting of RSUs	14,200	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(1,510)	—	(7)	—	(7)
Stock-based compensation	—	—	336	—	336
Net loss	—	—	—	(618)	(618)
Balances as of March 31, 2019	17,189,863	$2	$19,751	$8,653	$28,406
Issuance of common stock upon exercise of stock options and vesting of early exercised options	38,000	—	36	—	36
Issuance of common stock upon vesting of RSUs	31,300	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(3,553)	—	(24)	—	(24)
Stock-based compensation	—	—	348	—	348
Net Income	—	—	—	335	335
Balances as of June 30, 2019	17,255,610	$2	$20,111	$8,988	$29,101
Issuance of common stock upon exercise of stock options and vesting of early exercised options	100,015	—	80	—	80
Issuance of common stock upon vesting of RSUs	17,925	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(3,960)	—	(26)	—	(26)
Stock-based compensation	—	—	337	—	337
Net Income	—	—	—	1,457	1,457
Balances as of September 30, 2019	17,369,590	$2	$20,502	$10,445	$30,949

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,174	$1,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728	170
Stock-based compensation	1,021	1,014
Write off of deferred costs	—	57
Provision for excess inventories	266	93
Deferred income taxes	(15)	(69)
Changes in operating assets and liabilities:
Accounts receivable	156	(255)
Inventory	(4,910)	245
Prepaid expenses and other current assets	52	(31)
Other assets	2	(54)
Accounts payable	590	259
Accrued expenses	320	401
Customer deposits	3,396	191
Lease liabilities	(280)	—
Other liabilities	(240)	17
Net cash provided by operating activities	2,260	3,276
Cash Flows From Investing Activities
Purchase of property and equipment	(267)	(276)
Net cash used in investing activities	(267)	(276)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	128	367
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(57)	—
Payment of deferred costs	—	(57)
Net cash provided by financing activities	71	310
Net increase in cash and cash equivalents	2,064	3,310
Cash and cash equivalents at beginning of period	25,941	21,536
Cash and cash equivalents at end of period	$28,005	$24,846

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$35	$43
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$33	$40
Vesting of early exercised options	$51	$56

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which only include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods and are not necessarily indicative of the results to be expected for the full fiscal year or for any other future annual or interim periods.

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

Product revenues consist of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its Condensed Consolidated Balance Sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company does not offer variable consideration or other significant payment terms and allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer
Customer A	66%	70%	61%	76%
End-Customer
End-Customer A (1)	65%	59%	50%	62%
End-Customer B (1)	*	*	11%	*

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A

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

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Work in process	$2,897	$961
Finished goods	3,954	1,246
Total inventory	$6,851	$2,207

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment and software	$1,321	$1,173
Leasehold improvements	84	84
Furniture	30	30
Total property and equipment	1,435	1,287
Less: accumulated depreciation	(929)	(676)
Total property and equipment - net	$506	$611

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll-related expenses	$485	$398
Accrued warranty	206	73
Engineering services	197	134
Taxes payable	56	28
Professional fees	51	48
Other	53	37
Total accrued liabilities	$1,048	$718

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $3.4 million, $1.1 million and $2,000 as of September 30, 2019, June 30, 2019 and December 31, 2018, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended September 30, 2019, the Company recognized $1.0 million of revenue from the June 30, 2019 customer deposits balance. During the nine months ended September 30, 2019, the Company recognized $2,000 of revenue from the December 31, 2018 customer deposits balance.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Assets:
Money market funds	$6,992	$—	$—	$6,992
As of December 31, 2018
Assets:
Money market funds	$6,974	$—	$—	$6,974

As of September 30, 2019 and December 31, 2018, money market funds are classified as Level 1 because they are valued using quoted market prices and are included in cash and cash equivalents.

4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. Accordingly, the Company considers itself to be one reportable segment, which is comprised of one operating segment - the designing, marketing and selling of mixed-signal integrated circuits for the security surveillance and automotive markets.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
China	$7,582	$6,992	$15,768	$18,175
Taiwan	940	589	2,833	933
South Korea	894	705	2,445	2,018
Japan	170	370	673	1,047
Other	27	11	90	17
Total revenue	$9,613	$8,667	$21,809	$22,190

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Security surveillance	$6,551	$7,083	$14,363	$18,622
Automotive	3,062	1,584	7,446	3,568
Total revenue	$9,613	$8,667	$21,809	$22,190

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Taiwan	$356	$399
Japan	66	104
United States	61	102
China	18	2
South Korea	5	4
Total property and equipment - net	$506	$611

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

As of September 30, 2019, the right of use asset and lease liabilities related to operating leases were as follows (in thousands):

September 30,
2019
Lease assets	$365

Lease liabilities － Current	$374
Lease liabilities － Non-Current	—
Total lease liabilities	$374

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities (in thousands):

Nine Months Ended
September 30, 2019
Operating lease cost (1)	$501
Cash paid for operating leases (1)	$508
Lease assets obtained in exchange for operating lease liabilities (2)	$839
Weighted average remaining term for operating leases	0.66 years
Weighted average discount rate for operating leases	6.0%

(1)	Operating lease cost and cash paid for operating leases for the three months ended September 30, 2019 were $0.2 million and $0.2 million, respectively.
(2)	Represents the amount for operating leases existing on January 1, 2019. There were no new leases that commenced during the nine months ended September 30, 2019.

As of December 31, 2018, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019	$645
2020	201
Total	$846

As of September 30, 2019, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019 (remaining three months)	$181
2020	201
Total	382
Less effects of discounting	(8)
Lease liabilities recognized	$374

Purchase Commitments

As of September 30, 2019, the Company had purchase commitments with its third-party suppliers through fiscal year 2022. Future minimum payments under purchase commitments are $0.1 million for the remaining three months ending December 31, 2019 and $0.3 million, $0.2 million and $49,000 for the year ending December 31, 2020, 2021 and 2022, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2019 and December 31, 2018. The shares of preferred stock issued and outstanding was nil as of September 30, 2019 and December 31, 2018.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the shares of common stock issued and outstanding were 17,369,590 excluding 78,757 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2018, the shares of common stock issued and outstanding were 17,130,507 excluding 155,257 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

September 30,
2019
Outstanding stock awards	1,229,160
Shares available for future issuance under the 2017 Stock Incentive Plan	5,052,933
Total common stock reserved for future issuances	6,282,093

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2018	4,434,310
Authorized	691,431
Granted	(143,750)
Canceled	70,942
As of September 30, 2019	5,052,933

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

For the three and nine months ended September 30, 2019, there were no options early exercised. In addition, the Company did not repurchase any shares of unvested common stock related to early exercised stock options during the period.

For the three and nine months ended September 30, 2018, the Company issued 3,167 shares and 27,333 shares of unvested shares of common stock upon early exercise, respectively, for total exercise proceeds of $1,000 and $0.1 million, respectively. For the nine months ended September 30, 2018, the Company repurchased 6,834 shares of unvested common stock related to early exercised options at the original purchase price.

As of September 30, 2019 and December 31, 2018, 78,757 and 155,257 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2018	1,139,935	$2.01	7.6	$3,428
Granted	—	$—
Exercised (1)	(184,681)	$0.97
Canceled	(34,169)	$2.61
As of September 30, 2019	921,085	$2.19	7.0	$4,539
Options vested and expected to vest as of September 30, 2019	921,085	$2.19	7.0	$4,539
Options vested and exercisable as of September 30, 2019	471,375	$2.05	6.8	$2,390

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at September 30, 2019 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	54,350	4.3	$0.16	54,350	$0.16
$0.37	98,755	5.7	$0.37	44,414	$0.37
$0.97	119,251	6.5	$0.97	63,549	$0.97
$2.51	160,861	6.9	$2.51	85,593	$2.51
$2.89	49,000	7.4	$2.89	22,250	$2.89
$2.93	328,168	7.6	$2.93	155,854	$2.93
$3.18	110,700	7.8	$3.18	45,365	$3.18
	921,085	7.0	$2.19	471,375	$2.05

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2019 and 2018 was $0.6 million and $2.8 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2018	255,500	$11.53
Granted	143,750	$6.34
Released	(54,402)	$13.16
Canceled	(36,773)	$9.86
As of September 30, 2019	308,075	$9.02

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$29	$28	$83	$46
Research and development	124	111	370	231
Selling, general and administrative	184	412	568	737
Total	$337	$551	$1,021	$1,014

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Basic:
Net income	$1,457	$564	$1,174	$1,238
Diluted:
Net income	$1,457	$564	$1,174	$1,238
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share	17,316,172	17,045,689	17,239,544	16,936,898
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	582,968	876,946	610,816	1,102,506
Weighted-average shares used in computing diluted net income per share	17,899,140	17,922,635	17,850,360	18,039,404
Net income per common share:
Basic	$0.08	$0.03	$0.07	$0.07
Diluted	$0.08	$0.03	$0.07	$0.07

(1)	Including early-exercised options.

The potentially dilutive securities outstanding for the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018 that were excluded from the computation of diluted net income per common share for the period presented as the effect would have been antidilutive was 325,000; 50,000; 367,000; and 91,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Domestic	$1,546	$708	$1,108	$1,089
Foreign	67	42	179	133
Income before income taxes	$1,613	$750	$1,287	$1,222

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$145	$171	$86	$(44)
Foreign	11	15	27	28
Income tax provision (benefits)	$156	$186	$113	$(16)

As of September 30, 2019, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of September 30, 2019, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company's effective tax rate.

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

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition, or SD, video to high definition, or HD, video in the security surveillance and automotive markets.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. The security surveillance market accounted for a majority of our revenue in the nine months ended September 30, 2019 and fiscal year 2018. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We began shipping our products in 2013 and to date, we have sold over 122 million integrated circuits. Our revenue was $21.8 million and $22.2 million for the nine months ended September 30, 2019 and 2018, respectively. We recognized $7.4 million and $3.6 million of revenue on sales into the automotive market for the nine months ended September 30, 2019 and 2018, respectively. We recorded net income of $1.2 million and net income of $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the nine months ended September 30, 2019 and 2018, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

We undertake significant product development efforts well in advance of a product’s release, and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to twenty-four months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, tending to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from three to six months for the security surveillance market and one to three years for the automotive market. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.7 million and $1.7 million for three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of September 30, 2019, we had 75 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

On October 7, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) announced that effective October 9, 2019, Hikvision, a customer that represented 50% and 62% of our revenue for the nine months ended September 30, 2019 and 2018, respectively, will be added to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (EAR).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

We have taken action to confirm whether our products are subject to the EAR.  We have retained the continuous assistance of outside experts and, following the above announcement by BIS, performed a comprehensive review of our products and manufacturing operations.  Based on that review, we have concluded that our products are not subject to the EAR. Therefore, our products may continue to be shipped to Hikvision without a U.S. export license, even though Hikvision appears on the BIS Entity List.

The above conclusions are as of the date of filing of this Form 10-Q.  It is possible that changes in U.S. regulations or policies in the future may impose restrictions, including the imposition of license requirements or even a full or partial prohibition, on our sale of products to Hikvision.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the nine months ended September 30, 2019 and 2018, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 50% and 62% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Product adoption and safety regulations in the automotive market. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. Certain jurisdictions, including the United States, have passed laws and regulations requiring that all new cars sold after a certain date must contain back-up cameras including with respect to cars sold in the United States after May 2018. If these jurisdictions do not maintain and implement these rules, or if back-up cameras are not put into automobiles sold in other locations as well, or do so more slowly than we expect, our financial results could be adversely affected.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter. We expect our research and development costs to increase in absolute dollars in the future as we increase our investment in new product developments and headcount to support our development efforts.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$9,613	$8,667	$21,809	$22,190
Cost of revenue (1)	4,874	4,220	10,862	10,513
Gross profit	4,739	4,447	10,947	11,677
Operating expenses: (1)
Research and development	1,686	1,704	4,762	5,493
Selling, general and administrative	1,442	1,899	4,939	5,092
Total operating expenses	3,128	3,603	9,701	10,585
Income from operations	1,611	844	1,246	1,092
Other income (expense)	2	(94)	41	130
Income before income taxes	1,613	750	1,287	1,222
Income tax provision (benefits)	156	186	113	(16)
Net income	$1,457	$564	$1,174	$1,238

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$29	$28	$83	$46
Research and development	124	111	370	231
Selling, general and administrative	184	412	568	737
Total	$337	$551	$1,021	$1,014

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	51	49	50	47
Gross profit	49	51	50	53
Operating expenses:
Research and development	18	19	22	25
Selling, general and administrative	14	22	22	23
Total operating expenses	32	41	44	48
Income from operations	17	10	6	5
Other income (expense)	—	(1)	—	1
Income before income taxes	17	9	6	6
Income tax provision (benefits)	2	2	1	—
Net income	15%	7%	5%	6%

Comparison of the Three and Nine Months Ended September 30, 2019 and September 30, 2018

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$9,613	$8,667	$946	11%	$21,809	$22,190	$(381)	(2)%

Revenue increased $0.9 million, or 11%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This was mainly due to a $1.5 million increase in automotive market revenue resulting from a 129% increase in volume of shipments offset by a 16% decrease in average selling price attributable to customer and product mix. This increase in automotive market revenue was partially offset by a $0.5 million decrease in security surveillance market revenue due to a 24% decrease in average selling price from customer and product mix.

Revenue decreased $0.4 million, or 2%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This was mainly due to a $4.3 million decrease in security surveillance market revenue due to a 23% average selling price decrease attributable to customer and product mix. This decrease in security surveillance market revenue was partially offset by a $3.9 million increase in automotive market revenue driven by a 120% increase in volume of shipments.

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
China	79%	81%	73%	82%
Taiwan	10	7	13	4
South Korea	9	8	11	9
Japan	2	4	3	5
Other	-	-	-	-
Total	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$4,874	$4,220	$654	15%	$10,862	$10,513	$349	3%
Gross margin	49%	51%			50%	53%

Cost of revenue increased by $0.7 million, or 15%, while gross margin decreased to 49% from 51% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Cost of revenue increased due to a 40% increase in volume of shipments. Gross margins were negatively impacted by customer and product mix.

Cost of revenue increased by $0.3 million, or 3%, while gross margin decreased to 50% from 53% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Cost of revenue increased due to a 19% increase in volume of shipments and $0.2 million increase in inventory write downs. This increase was partially offset by a decrease in product costs mainly due to the changes in product mix. Gross margins were negatively impacted by customer mix and by the increase in inventory write downs.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$1,686	$1,704	$(18)	(1)%	$4,762	$5,493	$(731)	(13)%

Research and development expenses decreased $18,000, or 1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to a $0.2 million decrease in tape-out expenses partially offset by a $0.1 million increase in product development expense and a $0.1 million increase in personnel costs due to a 4% increase in headcount as a result of expanding operations.

Research and development expenses decreased $0.7 million, or 13% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to a $1.2 million decrease in tape-out expenses partially offset by a $0.2 million increase in personnel costs due to a 5% increase in headcount as a result of expanding operations, a $0.1 million increase in design software expense, and a $0.1 million increase in stock-based compensation expense.

Selling, general and administrative expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,442	$1,899	$(457)	(24)%	$4,939	$5,092	$(153)	(3)%

Selling, general and administrative expenses decreased $0.5 million, or 24%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 mainly due to a $0.3 million decrease in professional service fees and a $0.2 million decrease in stock-based compensation expense.

Selling, general and administrative expenses decreased, $0.2 million or, 3% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to a $0.2 million decrease in stock-based compensation expense.

Other income and expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense)	$2	$(94)	$96	(102)%	$41	$130	$(89)	(68)%

Other income for the three months ended September 30, 2019 was $2,000 and other expense for the three months ended September 30, 2018 was $0.1 million. This change was mainly driven by foreign currency exchange transactions and foreign currency fluctuations.

Other income for the nine months ended September 30, 2019 and 2018 was $41,000 and $0.1 million, respectively. This change was driven by foreign currency exchange transactions and foreign currency fluctuations.

Provision for (benefits from) income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Income tax provision (benefits)	$156	$186	$(30)	(16)%	$113	$(16)	$129	(806)%

The income tax provision for the three months ended September 30, 2019 decreased $30,000, or 16%, as compared to the three months ended September 30, 2018, primarily due to a release of tax reserves, partially offset by an increase in taxable income.

The income tax provision for the nine months ended September 30, 2019 was $0.1 million and the income tax benefits for the nine months ended September 30, 2018 was $16,000. The change is primarily due to a decrease in tax benefits from stock-option exercises and dispositions and an increase in taxable income.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash and cash equivalents as of September 30, 2019 were $28.0 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$2,260	$3,276
Net cash used in investing activities	(267)	(276)
Net cash provided by financing activities	71	310
Net increase in cash and cash equivalents	$2,064	$3,310

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2019, net cash provided by operating activities was $2.3 million, primarily due to net income of $1.2 million and non-cash charges of $2.0 million primarily driven by stock-based compensation, depreciation and amortization, and provision for excess inventories, partially offset by net cash outflow used in operating assets and liabilities of $0.9 million. The net cash outflow used in operating assets and liabilities was primarily due to a $4.9 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales to support future demand, partially offset by a $3.4 million cash inflow in customer deposits due to timing of customer pre-payments and a $0.6 million cash inflow in accounts payable due to timing of vendor payments.

During the nine months ended September 30, 2018, net cash provided by operating activities was $3.3 million, primarily due to net income of $1.2 million and non-cash charges of $1.3 million primarily driven by stock-based compensation, depreciation and amortization, and provision for excess inventories, partially offset by deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $0.8 million. The cash inflow provided by the change in net operating assets and liabilities was primarily due to a $0.4 million cash inflow in accrued expenses due to timing of services performed, a $0.3 million cash inflow in accounts payable due to timing of vendor payments, a $0.3 million cash inflow in inventory due to product sales in excess of units on hand and manufactured during the period, a $0.2 million cash inflow in customer deposits due to timing of customer pre-payments, offset by $0.3 million cash outflow in accounts receivable due to timing of customer collections.

Investing Activities

During the nine months ended September 30, 2019 and 2018, cash used in investing activities was $0.3 million and $0.3 million, respectively, due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019 and 2018, cash provided by financing activities was $0.1 million and $0.3 million, respectively, primarily due to net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of September 30, 2019 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Operating leases	$382	$382	$—	$—
Purchase commitments	$660	294	366	—
Total	$1,042	$676	$366	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions. With the amount of cash and cash equivalents that we maintained at September 30, 2019, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was approximately 100% and 73% of our revenue for the nine months ended September 30, 2019, respectively. In addition, our largest end customer, Hikvision, who accounted for 50% of our revenue for the nine months ended September 30, 2019, is located in China and is currently included in recent trade legislation described below.

There is significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. Recently, the United States Congress passed the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), which includes a prohibition on U.S. government agencies from procuring specified telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service that uses this specified telecommunications equipment. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment. Although the NDAA does not prohibit commercial sales into the United States by Hikvision, these new restrictions placed on United States government procurement could negatively impact our business.  In addition, on October 7, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) announced that effective October 9, 2019, Hikvision was added to the BIS Entity List, which imposes a requirement to obtain an export license for all items subject to the Export Administration Regulations (EAR) in order to be shipped to Hikvision.  Although our products are not currently subject to the EAR; and thus, not impacted by Hikvision’s designation on the BIS Entity List, we may face additional requirements in the future now that Hikvision has been placed on the BIS Entity List. These new regulations also illustrate the uncertain regulatory environment our business faces by doing a significant portion of our business in China and with Hikvision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sale of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Offer Letter dated September 30, 2019, between the Company and Mark Voll
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#        Management contract or compensatory plan, contact or arrangement.

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

Techpoint, Inc.

Date: November 12, 2019	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer and Vice President of Administrations (Principal Financial and Accounting Officer)

Date: November 12, 2019	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)