Form 10-K
period 2019-12-31
Techpoint, Inc.
filed 2020-03-13
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From               TO

Commission File Number 000-55843

Techpoint, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	80-0806545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 N. First Street, #550
San Jose, CA 95131 USA
(408) 324-0588
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Japanese Depositary Shares, each representing one	M-6697	Tokyo Stock Exchange (Mothers Market)
Common Stock Share, Par Value $0.0001 Per Share

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of JDS on the Tokyo Stock Exchange of $5.91, was $54.3 million.

As of March 9, 2020, the registrant had 17,539,572 shares of common stock, $0.0001 par value per share, outstanding and 5,571,322 shares of JDSs outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 4, 2020, are incorporated by reference into Part III of this Report.

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

We have obtained or are in the process of obtaining registered trademarks for Techpoint and HD-TVI. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

We were originally incorporated in California in April 2012, and we reincorporated in Delaware in July 2017. During September 2017, we completed our initial public offering of Japanese Depositary Shares, or JDSs. We have decided to issue to the public, and list on the Mothers market of the Tokyo Stock Exchange, utilizing JDSs, instead of our common stock. JDSs are a representative security, and each JDS represents one share of common stock.

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

The following table summarizes the features of our application specific integrated circuit product lines:

Product Line		Key Features	Representative Applications
Security Surveillance

HD-TVI Transmitters	-	Converts HD Camera signals to HD-TVI analog signals	HD-TVI Surveillance Cameras

HD-TVI Camera Processors	-	Integrates HD Camera processor supporting advanced video processing such as Wide Dynamic Range, Low light noise Reduction, and other advanced camera functions	HD-TVI Surveillance Cameras

HD-TVI Receivers	-	Converts HD-TVI analog signal into digital signal	HD-TVI DVR application

	-	Integrates four HD-TVI receivers

	-	Integrated Standard Definition analog
video decoder and audio codec

HD-SDI Receivers	-	Integrates four HD-SDI receivers	HD-SDI DVR application

	-	Integrates four HD-SDI transmitters
Automotive

HD-TVI Transmitter	-	Interfaces with most automotive camera	Automotive HD Backup Camera
		processors on the market	Automotive HD Surround View Camera
HD-TVI Camera Processors	‐	Integrated HD Camera processor supporting advanced video processing such as High Dynamic Range, Low light noise Reduction, and other advanced camera functions	Automotive HD Backup Camera Automotive HD Surround View Camera Automotive HD Drive Recorder Camera

HD-TVI Receivers	‐	Integrated Standard Definition analog video decoder	Automotive HD Backup Camera
	‐	Integrates four channel HD-TVI Receivers	Automotive HD Surround View System Automotive HD Drive Recorder
HD LCD controller	-	Integrated HD-TVI Receiver	Automotive HD Display
	-	Integrated Standard Definition analog video decoder	Automotive E-Mirrors
	-	Integrated Advanced Graphics

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

In both the security surveillance and automotive markets, we have significant engagement with our end-customers prior to completion of a sale. In the security surveillance market, our end-customer is the OEM or system designer who manufacturers or designs the end product, such as a camera or DVR, that will be purchased for placement into a security surveillance system. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in their respective countries. In the automotive market, our end-customer is the automobile manufacturer, but we also typically engage with system designers and manufacturers who sell systems, such as navigation or backup video camera systems, to automobile manufacturers. Our sales representatives and engineers engage directly with these end-customers, even if we do not sell directly to them, because these end-customers exert significant influence over the design of the products or systems that are ultimately placed into their products. We currently have design wins for future generations of automobiles with major automotive equipment manufacturers. A design win will not necessarily result in future revenue, but we believe it is a strong indicator that our integrated circuits will be incorporated into a future model for that particular automotive equipment manufacturer.

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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $6.5 million, $7.3 million, and $5.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2019, we have two patent applications pending in the United States. These patent applications cover aspects of the technology in the integrated circuits we currently design and market. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

We believe we currently compete favorably with respect to these factors in the aggregate. However, we cannot provide assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market.

Employees

As of December 31, 2019, we employed 78 employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Segment, Geographic Areas and Concentration Information

We operate under one reportable segment which is comprised of one operating segment. See Note 4 “Segment Information” of this Annual Report on Form 10-K for further segment and geographic information. For concentration information, see Note 1 “Organization and Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Facilities

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in February 2022. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

Corporate Information

We were originally incorporated in California in April 2012, and we reincorporated in Delaware in July 2017. Our principal executive offices are located at 2550 N. First Street, #550, San Jose, California 95131, and our telephone number is (408) 324-0588. Our website is www.techpoint.co.jp. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

We make available free of charge on our website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). You may obtain a free copy of these reports in the Investor Relations section of our website, www.techpoint.co.jp. All reports that we file are also available at www.sec.gov.

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

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2019, 2018, and 2017. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision, the largest security surveillance manufacturer in China, accounted for 50%, 62%, and 59% of our revenue for the years ended December 31, 2019, 2018, and 2017, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing

Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

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

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2019, 2018, and 2017; 66%, 85%, and 90% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business, however, we may not be successful developing and marketing our solutions for this market, or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 78 employees as of December 31, 2019. To manage our growth successfully, we believe we must effectively:

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

The market for HD video application integrated circuits is characterized by declines in average selling prices as products mature, and which could negatively affect our revenue and margins.

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
•

quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as a novel coronavirus first identified in Wuhan, Hubei Province, China (“COVID-19”), SARS, MERS, the avian flu or any similar future outbreaks in Asia.

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

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2019, 2018, and 2017. We derived 73%, 84%, and 85% of our revenue from sales to customers in China for the years ended December 31, 2019, 2018, and 2017, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

Currently, we rely on a network of sales representatives to sell our products internationally. We also have offices in Japan, China, South Korea and Taiwan, which serve various aspects of our business. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers and subcontractors primarily located in Taiwan. Accordingly, we are subject to several risks and challenges, any of which could harm our business and financial results. These risks and challenges include:

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

•	new and different sources of competition;
•	public health emergencies, such as the COVID-19 outbreak in China and other countries; and
•	political and economic instability, and terrorism.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We face risks related to health epidemics which could adversely affect our business and results of operations.

Our business could be materially adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China, known as COVID-19. We currently have offices in Japan, China, South Korea and Taiwan, and have sales and customer support personnel in such countries, which have each been impacted by COVID-19. We have significant operations in China and derived 73% of our revenue from sales to customers in China, including one end customer that accounted for 50% of our revenue for the year ended December 31, 2019. In addition, we rely on suppliers, manufacturers and subcontractors located in Taiwan, including TSMC for manufacturing our integrated circuits. The effects of this outbreak could include disruptions or restrictions on our employees’ ability to travel in Asia and other affected regions, as well as temporary closures of our offices or the facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations.

We face risks associated with doing business in China.

We derived 73%, 84%, and 85% of our revenue for the years ended December 31, 2019, 2018, and 2017, respectively, from distributors located in China. Additionally, for the years ended December 31, 2019, 2018, and 2017, we derived 50%, 62%, and 59%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. The recent outbreak of COVID-19 in China could adversely impact our business and results of operations. Some of the other risks related to doing business in China include:

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

The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 73% of our revenue for the year ended December 31, 2019, respectively. In addition, our largest end customer, Hikvision, who accounted for 50% of our revenue for the year December 31, 2019, is located in China and is currently included in recent trade legislation described below.

There is significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. On August 13, 2018, President Trump enacted the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), which includes a prohibition on U.S. government agencies from procuring certain covered telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service as a substantial or essential component of any system, or as critical technology as party of any system. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment. The NDAA does not prohibit commercial sales into the United States by Hikvision. However, these new restrictions placed on United States government procurement could negatively impact our business. In addition, on October 7, 2019, Hikvision was added to the BIS Entity List, which imposes a requirement to obtain an export license for all items subject to the Export Administration Regulations (EAR) in order to be shipped to Hikvision. Although our products are not currently subject to the EAR, and thus, do not require an export license for export to Hikvision, we may face additional requirements in the future now that Hikvision has been placed on the BIS Entity List. These new regulations also illustrate the uncertain regulatory environment our business faces by doing a significant portion of our business in China and with Hikvision.

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

If we fail to hire additional finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the U.S. Sarbanes-Oxley Act, the SEC, and Japanese reporting requirements.

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

As a public U.S. company listed in Japan, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and even beyond that of a domestic company listed in the United States. For example, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and internal controls and the establishment corporate governance practices. Additionally, we are required to comply with applicable securities and disclosure laws in Japan in accordance with the Financial Instruments and Exchange Act of Japan and related regulations, including a requirement to file periodic reports in Japanese, and the rules of the Tokyo Stock Exchange. Compliance with these requirements will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in February 2022. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

Holders of Record

As of December 31, 2019, there were approximately 81 holders of record of our common stock. This figure does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid in capital as our repurchase right lapses. For the year ended December 31, 2019, we repurchased 5,584 shares related to unvested early exercised stock options due to termination.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2019	5,584	$ 0.37	-	-

Purchases of Unregistered Equity Securities by the Issuer

None.

Stock Performance Graph

The following graph shows a comparison from September 29, 2017 (the date our JDSs commenced trading on the Mothers market of the Tokyo Stock Exchange) through December 31, 2019 of the cumulative total return for our JDSs. The graph assumes that $100 was invested on September 29, 2017 in the JDS of Techpoint, Inc., the NASDAQ Composite Index and the Japan TOPIX Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our JDSs on December 30, 2019, the last trading day of the year ended December 31, 2019, was ¥708 or $6.46 based on the Telegraphic Transfer Middle Rate quoted by Mitsubishi UFJ Financial Group’s official index as of December 30, 2019.

The information on the above graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2016 and December 31, 2015 and the selected consolidated balance sheet data as of December 31, 2017, December 31, 2016 and December 31, 2015 were derived from audited financial statements not included in this Annual Report on Form 10-K.

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

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
Revenue	$32,027	$31,098	$31,142	$27,156	$20,245
Cost of revenue	16,387	15,316	13,221	12,735	8,803
Gross profit	15,640	15,782	17,921	14,421	11,442
Operating expenses
Research and development	6,468	7,331	5,383	4,380	4,964
Selling, general and administrative	6,777	6,636	6,193	4,678	2,592
Total operating expenses	13,245	13,967	11,576	9,058	7,556
Income from operations	2,395	1,815	6,345	5,363	3,886
Other income (expense)	54	229	(73)	—	3
Income before income taxes	2,449	2,044	6,272	5,363	3,889
Provision for (benefit from) income taxes	255	159	2,515	1,882	(168)
Net income	$2,194	$1,885	$3,757	$3,481	$4,057
Net income allocable to preferred stockholders	$—	$—	$1,936	$2,627	$3,170
Net income allocable to common stockholders	$2,194	$1,885	$1,821	$854	$887
Net income per share allocable to common stockholders:
Basic	$0.13	$0.11	$0.25	$0.24	$0.30
Diluted	$0.12	$0.10	$0.24	$0.23	$0.28
Weighted-average shares outstanding in computing net income per share allocable to common stockholders
Basic	17,283,133	16,982,648	7,145,641	3,493,946	3,007,311
Diluted	17,875,971	17,991,131	8,056,329	4,358,387	3,774,146

	December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$11,391	$25,941	$21,536	$10,006	$9,463
Short-term investments	$9,475	$—	$—	$—	$—
Property and equipment - net	$535	$611	$325	$401	$170
Total assets	$38,546	$30,706	$26,592	$15,552	$12,483
Total current liabilities	$5,534	$1,919	$1,491	$2,226	$3,181
Convertible preferred stock	$—	$—	$—	$8,794	$8,794
Total stockholders’ equity	$32,380	$28,631	$24,968	$13,236	$9,240

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We began shipping our products in 2013 and to date, we have sold over 135 million integrated circuits. Our revenue was $32.0 million and $31.1 million for the years ended December 31, 2019 and 2018, respectively. We recognized $21.2 million and $26.3 million of revenue on sales into the security surveillance market for the years ended December 31, 2019 and 2018, respectively. In addition, we recognized $10.8 million and $4.8 million of revenue on sales into the automotive market for the years ended December 31, 2019 and 2018, respectively. We recorded net income of $2.2 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the years ended December 31, 2019, 2018 and 2017, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2019 and 2018, our research and development expense was $6.5 million and $7.3 million, respectively. As of December 31, 2019, we had 78 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2019 and 2018, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 50% and 62% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs may cause our research and development costs to increase in absolute dollars in the future as we increase our investment in new product developments and headcount to support our development efforts.

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research tax credit, foreign derived intangible income (FDII) deduction, net non-deductible stock-based compensation, and the change to deferred tax assets resulting from the reduction in the U.S. federal tax rate from 34% to 21% in fiscal 2017.

Due to tax law changes in December 2017, our income tax provision for the year ended December 31, 2017 includes a $0.3 million one-time remeasurement charge for deferred taxes. Please see Note 10 of Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Revenue	$32,027	$31,098	$31,142
Cost of revenue (1)	16,387	15,316	13,221
Gross profit	15,640	15,782	17,921
Operating expenses: (1)
Research and development	6,468	7,331	5,383
Selling, general and administrative	6,777	6,636	6,193
Total operating expenses	13,245	13,967	11,576
Income from operations	2,395	1,815	6,345
Other income (expense)	54	229	(73)
Income before income taxes	2,449	2,044	6,272
Provision for income taxes	255	159	2,515
Net income	$2,194	$1,885	$3,757

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Cost of revenue	$117	$68	$31
Research and development	502	355	273
Selling, general and administrative	796	941	1,144
Total	$1,415	$1,364	$1,448

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended
	December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Cost of revenue	51	49	42
Gross profit	49	51	58
Operating expenses:
Research and development	20	24	18
Selling, general and administrative	21	21	20
Total operating expenses	41	45	38
Income from operations	8	6	20
Other income (expense)	0	1	0
Income before income taxes	8	7	20
Provision for income taxes	1	1	8
Net income	7%	6%	12%

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$32,027	$31,098	$929	3%	$31,098	$31,142	$(44)	(0)%

Revenue increased by $0.9 million, or 3% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This was mainly due to a $6.1 million increase in automotive market revenue resulting from a 147% increase in volume of shipments offset by changes in product mix due to a higher concentration of lower priced products. This increase in automotive market revenue was partially offset by a $5.1 million decrease in security surveillance market revenue due to changes in product mix due to a higher concentration of lower priced products.

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

We have determined that pricing of our products remains stable in our target markets.  Fluctuation in our overall average selling price is directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio. When the product mix shifts towards the higher priced products in our portfolio, the average selling price will be higher than when the product mix shifts towards the lower price point products.

Revenue by geographic region

The table below sets forth the major components of the revenue by geographic region for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
	December 31,
	2019	2018	2017
China	73%	84%	85%
Taiwan	13	3	3
South Korea	11	9	9
Japan	3	4	3
Other	-	-	-
Total revenue	100%	100%	100%

Cost of revenue and gross margin

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$16,387	$15,316	$1,071	7%	$15,316	$13,221	$2,095	16%
Gross margin	49%	51%			51%	58%

Cost of revenue increased $1.1 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Gross margin decreased to 49% for the year ended December 31, 2019 from 51% for the year ended December 31, 2018. The increase in cost of revenue was primarily driven by a 23% increase in volume of shipments and a $0.4 million increase in inventory write downs. The decrease in gross margin was driven by the increase in inventory write downs and changes in product mix.

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

Research and development expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$6,468	$7,331	$(863)	(12)%	$7,331	$5,383	$1,948	36%

Research and development expense decreased $0.9 million, or 12%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease was primarily due to a $1.5 million decrease in tape-out expenses offset by a $0.3 million increase in personnel costs due to a 4% increase in headcount as a result of expanding operations, a $0.2 million increase in product development costs relating to design, prototype and software expense and a $0.1 million increase in stock-based compensation expense.

Research and development expenses increased $1.9 million, or 36%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily due to a $1.1 million increase in tape-

out expenses, a $0.4 million increase in personnel costs due to a 14% increase in headcount as a result of expanding operations, and a $0.2 million increase in product development costs relating to design, prototype, and software expenses.

Selling, general and administrative expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative	$6,777	$6,636	$141	2%	$6,636	$6,193	$443	7%

Selling, general and administrative expenses increased by $0.1 million, or 2%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily due to a $0.3 million increase in personnel costs, rent, and other office expenses due to a 9% increase in headcount as a result of expanding operations, offset by a $0.1 million decrease in stock-based compensation.

Selling, general and administrative expenses increased by $0.4 million, or 7%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily due to a $0.3 million increase in professional service fees due to costs associated with being a public company, a $0.3 million increase in personnel costs, rent and other office expenses due to a 10% increase in headcount as a result of expanding operations, offset by a $0.2 million decrease in stock-based compensation.

Other income and expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense)	$54	$229	$(175)	(76)%	$229	$(73)	$302	(414)%

Other income for the year ended December 31, 2019 decreased by $0.2 million, or 76% as compared to the year ended December 31, 2018 primarily due to foreign currency exchange transactions and foreign currency fluctuations.

Other income for the year ended December 31, 2018 was $0.2 million and other expense for the year ended December 31, 2017 was $0.1 million, respectively. This change was primarily due to the foreign currency exchange transactions and foreign currency fluctuations from IPO proceeds received in Japanese yen in September 2017.

Provision for income taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$255	$159	$96	60%	$159	$2,515	$(2,356)	(94)%

The provision for income taxes increased by $0.1 million, or 60%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in the provision for income taxes was primarily due to an increase in taxable income.

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

Our cash, cash equivalents and short-term investments as of December 31, 2019 were $20.9 million. We believe our existing cash, cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Net cash provided by operating activities	$3,417	$4,440	$4,359
Net cash used in investing activities	(18,053)	(376)	(170)
Net cash provided by financing activities	86	341	7,341
Net increase (decrease) in cash and cash equivalents	$(14,550)	$4,405	$11,530

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2019, net cash provided by operating activities was $3.4 million, primarily due to net income of $2.2 million, non-cash charges of $3.0 million primarily driven by stock-based compensation, depreciation and amortization, provision for excess inventories and noncash lease expense offset by cash outflow from the net change in operating assets and liabilities of $1.8 million. The cash outflow from the net change in operating assets and liabilities was primarily due to a $4.6 million cash outflow for inventory due to unit production exceeding product sales during the period, offset by a $1.4 million cash inflow in customer deposits due to timing of customer payments and a $1.2 million cash inflow in accrued expenses driven by the timing of services performed.

During the year ended December 31, 2018, net cash provided by operating activities was $4.4 million, primarily due to net income of $1.9 million, non-cash charges of $2.1 million primarily driven by stock-based compensation, provision for excess inventories, depreciation and amortization and deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $0.5 million. The cash inflow due to the change in net operating assets and liabilities was primarily due to a $0.4 million cash inflow in inventory due to product sales in excess of units manufactured during the period and a $0.2 million cash inflow in accounts payable driven by the timing of payments made to our vendors.

During the year ended December 31, 2017, net cash provided by operating activities was $4.4 million, primarily due to net income of $3.8 million, non-cash charges of $2.4 million primarily driven by stock-based compensation, provision for excess inventories, depreciation and amortization and deferred income taxes, and cash outflow provided by the change in net operating assets and liabilities of $1.8 million. The cash outflow due to the change in net operating assets and liabilities was primarily due to a $0.7 million cash outflow in customer deposits attributable to timing of customer pre-payments, a $0.7 million cash outflow in inventory to support anticipated demand and a $0.7 million cash outflow in prepaid expenses and other current assets for purchased software, partially offset by a $0.2 million cash inflow in accrued expenses and a $0.1 million cash inflow in accounts payable driven by the timing of payments made to our vendors.

Investing Activities

During the year ended December 31, 2019, cash used in investing activities was $18.1 million primarily due to a $17.7 million cash outflow driven by the purchase of investments.

During the year ended December 31, 2018 and 2017, cash used in investing activities was, $0.4 million and $0.2 million, respectively, due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2019 and 2018, cash provided by financing activities was $0.1 million and $0.3 million, respectively, primarily due to net proceeds from the exercise of stock options.

During the year ended December 31, 2017, cash provided by financing activities was $7.3 million due to IPO proceeds received of $9.3 million, net proceeds from the exercise of stock options of $0.1 million, partially offset by payments for deferred offering costs of $2.1 million.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2019 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$1,129	$593	$536	$—
Purchase commitments	587	294	293	—
Total	$1,716	$887	$829	$—

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

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We adjust stock-based compensation expense to account for the forfeiture of equity incentive awards as they occur. We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31, 2019, 2018, and 2017. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the years ended December 31, 2019, 2018, and 2017 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments. Our cash, cash equivalents and investments consist primarily of cash, money market funds, corporate notes and bonds, and commercial paper.  The primary objectives of our investment activities are the preservation of capital, the maintenance of liquidity, and capturing a market rate of return.  We seek to minimize risk by investing cash in excess of our operating needs in high-quality instruments issued by highly creditworthy financial institutions.  We do not enter into investments for trading or speculative purposes. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.

With the amount of cash, cash equivalents and investments that we maintained at December 31, 2019, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our cash and cash equivalents or the fair value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases and Revenue

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2019, due to the adoption of Topic 842, “Leases” and changed its method of accounting for revenue during the year ended December 31, 2018, due to the adoption of Topic 606, “Revenue from Contracts with Customers.”

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

San Jose, California

March 13, 2020

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,391	$25,941
Short-term investments	9,475	—
Accounts receivable	107	236
Inventory	6,048	2,207
Prepaid expenses and other current assets	875	936
Total current assets	27,896	29,320
Property and equipment - net	535	611
Deferred tax assets	677	560
Lease assets	1,058	—
Other assets	8,380	215
Total assets	$38,546	$30,706
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,535	$1,063
Accrued liabilities	2,012	718
Liability related to early exercised stock options	67	136
Customer deposits	1,371	2
Lease liabilities	549	—
Total current liabilities	5,534	1,919
Other liabilities	632	156
Total liabilities	6,166	2,075
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of December 31, 2019 and 2018; 17,449,572 and 17,130,507 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	2
Additional paid-in-capital	20,928	19,358
Accumulated other comprehensive loss	(15)	—
Retained earnings	11,465	9,271
Total stockholders’ equity	32,380	28,631
Total liabilities and stockholders’ equity	$38,546	$30,706

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018	2017
Revenue	$32,027	$31,098	$31,142
Cost of revenue	16,387	15,316	13,221
Gross profit	15,640	15,782	17,921
Operating expenses
Research and development	6,468	7,331	5,383
Selling, general and administrative	6,777	6,636	6,193
Total operating expenses	13,245	13,967	11,576
Income from operations	2,395	1,815	6,345
Other income (expense)	54	229	(73)
Income before income taxes	2,449	2,044	6,272
Provision for income taxes	255	159	2,515
Net income	$2,194	$1,885	$3,757
Net income allocable to preferred stockholders	$—	$—	$1,936
Net income allocable to common stockholders	$2,194	$1,885	$1,821
Net income per share allocable to common stockholders:
Basic	$0.13	$0.11	$0.25
Diluted	$0.12	$0.10	$0.24
Weighted-average shares outstanding in computing net income per share allocable to common stockholders
Basic	17,283,133	16,982,648	7,145,641
Diluted	17,875,971	17,991,131	8,056,329
Comprehensive income:
Net income	$2,194	$1,885	$3,757
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities	(15)	—	—
Comprehensive income	$2,179	$1,885	$3,757

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2016	10,742,500	$8,794	3,725,238	$—	$813	$—	$3,629	$13,236
Conversion of convertible preferred stock to common stock upon IPO	(10,742,500)	(8,794)	10,742,500	2	8,792	-	-	-
Issuance of common stock upon IPO, net of issuance costs	—	-	1,520,000	-	5,157	-	-	5,157
Issuance of common stock upon exercise of over-allotment option, net of issuance costs	—	-	228,000	-	1,200	-	-	1,200
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	-	506,433	-	170	-	-	170
Issuance of common stock upon vesting of RSUs	—	-	30,000	-	-	-	-	-
Stock-based compensation	—	-	-	-	1,448	-	-	1,448
Net Income	—	-	-	-	-	-	3,757	3,757
Balances as of December 31, 2017	—	$—	16,752,171	$2	$17,580	$—	$7,386	$24,968
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	-	368,632	-	423	-	-	423
Issuance of common stock upon vesting of RSUs	—	-	10,500	-	-	-	-	-
Shares repurchased for tax withholdings on vesting of RSUs	—	-	(796)	-	(9)	-	-	(9)
Stock-based compensation	—	-	-	-	1,364	-	-	1,364
Net income	—	-	-	-	-	-	1,885	1,885
Balances as of December 31, 2018	—	$—	17,130,507	$2	$19,358	$—	$9,271	$28,631
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	-	-	-	-	(15)	-	(15)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	—	-	249,848	-	243	-	-	243
Issuance of common stock upon vesting of RSUs	—	-	82,600	-	-	-	-	-
Shares repurchased for tax withholdings on vesting of RSUs	—	-	(13,383)	-	(88)	-	-	(88)
Stock-based compensation	—	-	-	-	1,415	-	-	1,415
Net income	—	-	-	-	-	-	2,194	2,194
Balances as of December 31, 2019	—	$—	17,449,572	$2	$20,928	$(15)	$11,465	$32,380

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$2,194	$1,885	$3,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	244	207
Stock-based compensation	1,415	1,364	1,448
Write-off of deferred costs and long lived assets	—	57	9
Provision for excess inventories	710	301	410
Deferred income taxes	(117)	92	370
Noncash lease expense	643	—	—
Changes in operating assets and liabilities:
Accounts receivable	129	(143)	(14)
Inventory	(4,551)	339	(674)
Prepaid expenses and other current assets	128	42	(705)
Other assets	(11)	(56)	(18)
Accounts payable	621	151	85
Accrued expenses	1,231	145	180
Customer deposits	1,369	(4)	(739)
Lease liabilities	(350)	—	—
Other liabilities	(325)	23	43
Net cash provided by operating activities	3,417	4,440	4,359
Cash Flows From Investing Activities
Purchase of property and equipment	(316)	(376)	(170)
Purchase of debt securities	(17,737)	—	—
Net cash used in investing activities	(18,053)	(376)	(170)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	174	407	98
Payment for shares withheld for tax withholdings on vesting of RSUs	(88)	(9)	—
Payments of deferred costs	—	(57)	(2,096)
Proceeds from initial public offering, net of underwriter commissions	—	—	9,339
Net cash provided by financing activities	86	341	7,341
Net increase (decrease) in cash and cash equivalents	(14,550)	4,405	11,530
Cash and cash equivalents at beginning of period	25,941	21,536	10,006
Cash and cash equivalents at end of period	$11,391	$25,941	$21,536

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$35	$44	$2,585
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$89	$173	$21
Vesting of early exercised options	$67	$74	$99
Conversion of preferred stock to common stock upon initial public offering	$—	$—	$8,792

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Techpoint, Inc. and its wholly-owned subsidiaries (the “Company”) was originally incorporated in California in April 2012 and reincorporated in Delaware in July 2017. The Company is a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. The Company is headquartered in San Jose, California.

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

Concentration of Customer and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments, and trade receivables. Risks associated with cash and cash equivalents, and investments are mitigated by banking with, and investing in, creditworthy institutions. The Company generally requires advance payments from customers. The Company also performs credit evaluations of its customers and provides credit to certain customers in the normal course of business. The Company has not incurred bad debt write-offs during any of the periods presented.

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2019	2018	2017
Customer
Customer A	57%	76%	74%
End-Customer
End-Customer A (1)	50%	62%	59%
(1)	Sales to End-Customer A primarily occurred through Customer A

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial papers, the fair value of which approximates cost.

Financial Instruments

Financial instruments held by the Company consist primarily of corporate bonds, commercial paper and money market funds. The Company classified the securities with remaining maturities of twelve months or less as short-term investments, and remaining maturities of over twelve months as long-term investments. The Company’s financial instruments are classified as available-for-sale, and the long-term investments are included in other assets. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a component of stockholders’ equity. Interest is included in other income (expense) on the consolidated statements of operations and comprehensive income.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold and whether the Company will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income, net and the remaining noncredit loss portion in accumulated other comprehensive loss.

Fair Value of Financial Instruments

The Company estimates certain financial assets and liabilities at fair value based on available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. See Note 3 “Fair Value Measurements of Financial Instruments” of these Notes to Consolidated Financial Statements for a further discussion on fair value of financial instruments.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished good parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2019 and 2018 was $0.7 million and $0.3 million, respectively.

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

The Company adopted ASC Topic 606, or ASC 606, Revenue from Contracts with Customers on January 1, 2018 under the modified retrospective approach as applied to customer contracts that were not completed as of January 1, 2018. Financial information for reporting periods beginning after January 1, 2018 are reported under the new standard, while comparative financial information has not been adjusted and continues to be reported in accordance with the previous standard. There was no cumulative impact to adopting the new standard on the Company’s consolidated financial statements. Under ASC 606, the Company satisfies its performance obligations and recognize revenue upon shipment, at which time control of our products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

Research and Development Costs

Research and development costs are expensed as incurred. Such costs consist primarily of expenditures for labor, benefits and mask sets, design, prototype and software expense.

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

Lease Guidance. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases with terms in excess of one year on their balance sheet as a right-of-use asset and a lease liability at the commencement date. The new standard also simplifies the accounting for sale and leaseback transactions. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods therein and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new standard also requires lessees and lessors to disclose qualitative and quantitative information about their leases and significant judgements made in applying the standard. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements (Topic 842), which provides an optional adoption method to ASU 2016-02 whereby comparative period financial statements do not need to be adjusted for the new standard. The Company adopted the new standard using the optional adoption method on January 1, 2019 to not adjust comparative financial statements. The Company elected to use the package of practical expedients and did not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases, and the practical expedient to not separate lease and non-lease components. Additionally, the Company elected to use the short-term lease exemption whereby right-of-use assets and lease liabilities do not need to be recognized for leases with a term of 12 months or less. As a result, the Company recognized $0.8 million of lease assets and $0.9 million of lease liabilities, of which $0.2 million is recorded as non-current lease liabilities on the Company’s Consolidated Balance sheet as of January 1, 2019. Additionally, upon adoption, there was no impact on the Consolidated Statement of Operations and Comprehensive Income and no cumulative effect adjustment to retained earnings as of January 1, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Work in process	$2,529	$961
Finished goods	3,519	1,246
Total inventory	$6,048	$2,207

Property and Equipment - Net

Property and equipment - net consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Computer equipment and software	$1,405	$1,173
Leasehold improvements	89	84
Furniture	30	30
Total property and equipment	1,524	1,287
Less: accumulated depreciation	(989)	(676)
Total property and equipment - net	$535	$611

The Company recorded $0.3 million, $0.2 million and $0.2 million of depreciation expense for each of the years ended December 31, 2019, 2018, and 2017, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Engineering services	$920	$134
Payroll-related expenses	780	398
Accrued warranty	194	73
Taxes payable	72	28
Professional fees	31	48
Other	15	37
Total accrued liabilities	$2,012	$718

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.4 million, $3.4 million, and $2,000 as of December 31, 2019, September 30, 2019, and December 31, 2018, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended December 31, 2019, the Company recognized $3.4 million of revenue from the September 30, 2019 customer deposits balance. During the year ended December 31, 2019, the Company recognized $2,000 of revenue from the December 31, 2018 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	6,965	—	(3)	6,962
Corporate bonds	12,943	1	(13)	12,931
Total available-for-sale securities	$21,935	$1	$(16)	$21,920
Reported in:
Cash and cash equivalents				$4,275
Short-term investments				9,475
Other assets				8,170
Total available-for-sale securities				$21,920

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,974	$—	$—	$6,974
Reported in:
Cash and cash equivalents				$6,974

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,757	$13,750
Due between one to two years	8,178	8,170
	$21,935	$21,920

The Company had 15 investments in unrealized loss positions as of December 31, 2019. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $18.9 million with unrealized losses of $16,000. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2019.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of December 31, 2019.

There were no sales of available-for-sale securities for the years ended December 31, 2019 and 2018.

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

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2019
Financial assets - available-for-sale securities
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	—	6,962	—	6,962
Corporate bonds	—	12,931	—	12,931
Total financial asset - available-for-sale securities	$2,027	$19,893	$—	$21,920
As of December 31, 2018
Financial assets - available-for-sale securities
Money market funds	$6,974	$—	$—	$6,974

The Company classifies money market funds in Level 1 since the financial assets consist of securities for which quoted prices are available in an active market.

In addition, the Company classifies corporate bonds and commercial paper in Level 2 since the financial assets use observable inputs including quoted prices in active markets for similar assets or liabilities. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents, short-term investments and long-term investments. The pricing service uses inputs from multiple industry standard data providers or other third party sources and applies various acceptable methodologies.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
China	$23,533	$26,175	$26,453
Taiwan	4,061	897	821
South Korea	3,414	2,685	2,857
Japan	908	1,310	941
Other	111	31	70
Total revenue	$32,027	$31,098	$31,142

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Security surveillance	$21,178	$26,325	$28,143
Automotive	10,849	4,773	2,999
Total revenue	$32,027	$31,098	$31,142

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Taiwan	$409	$399
Japan	54	104
United States	49	102
China	19	2
South Korea	4	4
Total property and equipment - net	$535	$611

5. Commitments and Contingencies

Operating leases

The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2022. The Company’s agreements do not include variable lease payments or any restrictions or covenants imposed by the leases. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s lease assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have yet to be commenced.

As of December 31, 2019, the right of use assets and lease liabilities related to operating leases were as follows (in thousands):

December 31,
2019
Lease assets	$1,058

Lease liabilities － Current	$549
Lease liabilities － Non-Current	518
Total lease liabilities	$1,067

Rent expense under operating leases was $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. The rent expense recognized from short-term leases was $24,000 for the year ended December 31, 2019.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$686
Cash paid for operating leases	$695
Lease assets obtained in exchange for lease liabilities (1):
Upon adoption of Topic 842	$839
New leases commenced during the period	$997
Weighted average remaining term for operating leases	1.94 years
Weighted average discount rate for operating leases	6.0%

          (1)     During the year ended December, 31 2019, the Company entered into one new operating lease and modified one existing operating lease.  The lease modification was not treated as a separate contract as no additional right of use was granted. Balance is comprised of the commencement date asset value of the leases commenced during the year as well as the asset value of the leases existing at the date of ASC 842 adoption.

As of December 31, 2018 , the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2019	$645
2020	201
Total	$846

As of December 31, 2019, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2020	$593
2021	471
2022	65
Total	$1,129
Less effects of discounting	(62)
Lease liabilities recognized	$1,067

Purchase Commitments

As of December 31, 2019, the Company had purchase commitments with its third-party suppliers through fiscal year 2022. Future minimum payments under purchase commitments are $0.3 million, $0.2 million, and $49,000 for the years ending December 31, 2020, 2021, and 2022, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2019 and 2018. The shares of preferred stock issued and outstanding was nil as of December 31, 2019 and 2018.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2019 and 2018. As of December 31, 2019, the shares of common stock issued and outstanding were 17,449,572 excluding 51,006 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2018, the shares of common stock issued and outstanding were 17,130,507 excluding 155,257 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2019
Outstanding stock awards	1,354,234
Shares available for future issuance under the 2017 Stock Incentive Plan	4,847,877
Total common stock reserved for future issuances	6,202,111

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2018	4,434,310
Authorized	691,431
Granted	(358,750)
Canceled (1)	80,886
As of December 31, 2019	4,847,877

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

For the year ended December 31, 2019, the Company did not issue unvested shares of common stock upon early exercise, and for the years ended December 31, 2018 and 2017, the Company issued 27,333 and 46,667 unvested shares of common stock, respectively, upon early exercise for total proceeds of $0.1 million and $46,000, respectively.

For the years ended December 31, 2019, 2018, and 2017, the Company repurchased 5,584, 6,834, and 45,666 shares of unvested common stock, respectively, related to early exercised options at the original purchase price, respectively. As of December 31, 2019 and 2018, 51,006 and 155,257 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.1 million, respectively.

Stock Options

The Company’s stock option activity is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2018	1,139,935	$2.01	7.6	$3,428
Granted	—	$—
Exercised (1)	(249,848)	$0.97
Canceled (2)	(39,753)	$2.30
As of December 31, 2019	850,334	$2.30	6.8	$3,587
Options vested and expected to vest as of December 31, 2019	850,334	$2.30	6.8	$3,587
Options vested and exercisable as of December 31, 2019	472,134	$2.16	6.7	$2,057

(1)	Includes vesting of early-exercised options
(2)	Includes repurchases of unvested early-exercised options

The stock options outstanding and exercisable by exercise price at December 31, 2019 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$0.16	32,850	4.1	$0.16	32,850	$0.16
$0.37	77,254	5.5	$0.37	49,998	$0.37
$0.97	107,501	6.2	$0.97	61,149	$0.97
$2.51	151,111	6.7	$2.51	85,743	$2.51
$2.89	46,000	7.2	$2.89	22,000	$2.89
$2.93	324,918	7.4	$2.93	169,279	$2.93
$3.18	110,700	7.6	$3.18	51,115	$3.18
	850,334	6.8	$2.30	472,134	$2.16

The aggregate intrinsic value of options exercised for the years ended December 31, 2019, 2018, and 2017 was $0.9 million, $2.9 million, and $1.8 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2018	255,500	$11.53
Granted	358,750	$7.27
Released	(69,217)	$12.69
Canceled	(41,133)	$9.80
As of December 31, 2019	503,900	$8.48

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Cost of revenue	$117	$68	$31
Research and development	502	355	273
Selling, general and administrative	796	941	1,144
Total	$1,415	$1,364	$1,448

The remaining unrecognized stock-based compensation related to non-vested awards was $4.7 million as of December 31, 2019 and will be recognized over a weighted average remaining period of approximately 3.7 years.

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

Employee Stock Awards

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock awards:

Year Ended
December 31,
2017
Expected term (in years)	6.28
Risk-free interest rate	2.01%
Expected volatility	53%
Dividend rate	—
Fair value of common stock	$5.14

The Company did not grant any stock options to employees during the years ended December 31, 2019 and 2018. The weighted-average grant date fair value for employee restricted stock units for the years ended December 31, 2019 and 2018 were $7.27 and $11.09. The weighted-average grant date fair value for employee stock awards for the year ended December 31, 2017 was $3.71.

Non-Employee Stock Awards

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock awards:

Year Ended
December 31,
2017
Expected term (in years)	10.00
Risk-free interest rate	2.30%
Expected volatility	53%
Dividend rate	—
Fair value of common stock	$14.40

The Company did not grant any stock awards to non-employees during the years ended December 31, 2019 and 2018. The weighted-average grant date fair value for non-employee stock awards for the year ended December 31, 2017 was $7.34. Non-employee stock awards are revalued at each reporting date and the relating stock-based compensation expense is recognized as awards vest. Non-employee stock-based compensation expense for unvested awards fluctuate as the fair value of our JDS, represented by common stock, fluctuates. Upon the early adoption of ASU 2018-07 on July 1, 2018 in the third quarter of fiscal 2018, non-employee stock awards were remeasured at fair value on the date of adoption; the remaining unamortized expense on the date of adoption will be recognized over the remaining vesting term.

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

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Year Ended
	December 31,
	2019	2018	2017
Numerator:
Basic:
Net income	$2,194	$1,885	$3,757
Net income allocable to preferred stockholders	—	—	1,936
Net income allocable to common stockholders	2,194	1,885	1,821
Diluted:
Net income	2,194	1,885	3,757
Net income allocable to preferred stockholders	—	—	1,823
Net income allocable to common stockholders	2,194	1,885	1,934
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share allocable to common stockholders	17,283,133	16,982,648	7,145,641
Diluted shares:
Effect of potentially dilutive securities:
Stock options (1)	592,838	1,008,483	910,688
Weighted-average shares outstanding used in computing diluted net income per common share allocable to common stockholders	17,875,971	17,991,131	8,056,329
Net income per common share:
Basic	$0.13	$0.11	$0.25
Diluted	$0.12	$0.10	$0.24

(1)	Including early-exercised options

The potentially dilutive securities outstanding related to stock options as of December 31, 2019, 2018, and 2017 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 382,000, 155,000, and 7,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Domestic	$2,226	$1,866	$6,141
Foreign	223	178	131
Income before income taxes	$2,449	$2,044	$6,272

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Current:
Federal	$315	$36	$2,089
Foreign	56	30	55
State	1	1	1
Total Current	372	67	2,145
Deferred - net	(117)	92	370
Provision for income taxes	$255	$159	$2,515

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2019	2018	2017
U.S. statutory federal taxes at statutory rate	21.00%	21.00%	34.00%
State taxes - net of federal benefit	0.03	0.03	0.01
Research and development benefit	(9.81)	(7.73)	(2.27)
Stock-based compensation	6.14	(5.26)	0.54
Foreign derived intangible income (FDII)	(11.18)	(3.26)	—
Permanent items and other	1.23	(0.44)	0.89
Change in valuation allowance	3.03	3.40	1.78
Tax rate change	—	—	5.12
Effective tax rate	10.44%	7.74%	40.07%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$85	$85
Research and other credits	452	381
Accruals	387	244
Intangibles	264	293
Other	122	118
Total deferred tax assets	1,310	1,121
Deferred tax liabilities:
Property and equipment - net	(95)	(98)
Total deferred tax liabilities	(95)	(98)
Valuation allowance	(538)	(463)
Deferred tax assets - net	$677	$560

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

As of December 31, 2019, the Company had $1.2 million of California state net operating loss carryforwards (“NOL”). These NOL carryforwards will begin to expire in 2032 if unused. As of December 31, 2019, the Company had U.S. federal and California state tax credit carryforwards of nil and $0.7 million, respectively. The California tax credit carryforward will not expire.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an "ownership change", as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2019, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company’s effective tax rate. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2019	2018
Balance at the beginning of the year	$293	$233
Increases related to current year tax positions	64	60
Decreases related to current year tax positions	(62)	-
Balance at the end of the year	$295	$293

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expenses on the Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $2,900 and $7,800 of accrued interest and penalties related to uncertain tax positions as of December 31, 2019 and 2018, respectively.

The 2016 through 2019 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

11. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s unaudited consolidated statements of operations by quarter for the years ended December 31, 2019 and 2018. In the opinion of management, the accompanying unaudited consolidated statements of operations reflect all adjustments, which only include normal recurring adjustments, necessary to present fairly the Company’s results of operations in accordance with GAAP and are not necessarily indicative of the results to be expected for the full fiscal year or for any other future annual or interim periods.

	Three Months Ended
	Dec 31, 2019	Sept 30, 2019	June 30, 2019	March 31, 2019
Revenue	$10,218	$9,613	$7,175	$5,021
Cost of revenue	5,525	4,874	3,402	2,586
Gross profit	4,693	4,739	3,773	2,435
Operating expenses
Research and development	1,706	1,686	1,600	1,476
Selling, general and administrative	1,838	1,442	1,828	1,669
Total operating expenses	3,544	3,128	3,428	3,145
Income (loss) from operations	1,149	1,611	345	(710)
Other income (expense)	13	2	52	(13)
Income (loss) before income taxes	1,162	1,613	397	(723)
Provision for (benefit from) income taxes	142	156	62	(105)
Net income (loss)	$1,020	$1,457	$335	$(618)
Net income (loss) per share allocable to common stockholders:
Basic	$0.07	$0.08	$0.02	$(0.04)
Diluted	$0.06	$0.08	$0.02	$(0.04)

	Three Months Ended
	Dec 31, 2018	Sept 30, 2018	June 30, 2018	March 31, 2018
Revenue	$8,908	$8,667	$6,470	$7,053
Cost of revenue	4,803	4,220	3,008	3,285
Gross profit	4,105	4,447	3,462	3,768
Operating expenses
Research and development	1,838	1,704	1,578	2,211
Selling, general and administrative	1,544	1,899	1,572	1,621
Total operating expenses	3,382	3,603	3,150	3,832
Income from operations	723	844	312	(64)
Other income (expense)	99	(94)	(165)	389
Income before income taxes	822	750	147	325
Provision for (benefit from) income taxes	175	186	(54)	(148)
Net income	$647	$564	$201	$473
Net income per share allocable to common stockholders:
Basic	$0.04	$0.03	$0.01	$0.03
Diluted	$0.03	$0.03	$0.01	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors”, “Executive Officers of the Registrant” and “– Board Committees – Audit Committee and Financial Expert” contained in our Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2019 (the “Proxy Statement”).

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Code of Ethics for Senior Financial Officers that specifically applies to our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer). Stockholders may request a free copy of our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers by contacting us at Techpoint, Inc., Attention: Secretary, 2550 N. First Street, #550, San Jose, California 95131.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” our Proxy Statement for our 2020 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions”, “Related Party Transaction Approval” and “Director Independence” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Principal Accountant Fees and Services” and “Pre-approval Policies and Procedures” in the Proxy Statement.

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

(3)	Exhibits

See Item 15(b) below.

         (b)    Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Techpoint, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1(B) to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2(B) to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017).
4.2

Second Amended and Restated Investors’ Rights Agreement, dated April 30, 2014, between the Company and certain investors, and form of amendment (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

4.3

English Translation of Form of Trust Agreement between the Company, the trustees, the settlor and the beneficial holders of Japanese Depositary Shares issued thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

4.4†	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1#

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.2#	2012 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).
10.3#	Form of 2017 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.4#

Separation Agreement and Release, dated September 20, 2018, by and between the Company and Yukiko Tegarden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 20, 2018).

10.5#	Offer Letter, dated September 30, 2019, by and between the Company and Mark Voll (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).
10.6

Lease between the Registrant and Silicon Valley Center Office LLC, dated September 22, 2014, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.7†	Amendment to Lease, dated October 7, 2019, by and between the Registrant and Silicon Valley Center Office LLC.
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 15, 2019).
23.1†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†

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

_____________________________________________________________________________________________
† Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

* In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 13, 2020	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Fumihiro Kozato	President and Chief Executive Officer	March 13, 2020
	Fumihiro Kozato	(Principal Executive Officer)

	/s/ Mark Voll	Chief Financial Officer, Vice President of	March 13, 2020
	Mark Voll	Administrations and Secretary (Principal Financial and Accounting Officer)

	/s/ Dr. Feng Kuo	Director	March 13, 2020
Dr. Feng Kuo, Ph.D.

	/s/ Robert Cochran	Director	March 13, 2020
Robert Cochran

	/s/ Fun-Kai Liu	Director	March 13, 2020
Fun-Kai Liu

	/s/ Koji Mori	Director	March 13, 2020
Koji Mori

	/s/ Dr. Yaichi Aoshima	Director	March 13, 2020
Dr. Yaichi Aoshima, Ph.D.

*By	/s/ Fumihiro Kozato
Fumihiro Kozato Attorney-in-Fact