Form 10-Q
period 2020-03-31
Techpoint, Inc.
filed 2020-05-11
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 17,575,311 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,755	$11,391
Short-term investments	9,972	9,475
Accounts receivable	35	107
Inventory	6,416	6,048
Prepaid expenses and other current assets	749	875
Total current assets	26,927	27,896
Property and equipment - net	534	535
Deferred tax assets	682	677
Right-of-use assets	930	1,058
Other assets	8,551	8,380
Total assets	$37,624	$38,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,027	$1,535
Accrued liabilities	1,191	2,012
Liability related to early exercised stock options	53	67
Customer deposits	434	1,371
Lease liabilities	545	549
Total current liabilities	4,250	5,534
Other liabilities	529	632
Total liabilities	4,779	6,166
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 17,525,043 and 17,449,572 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in-capital	21,393	20,928
Accumulated other comprehensive loss	(108)	(15)
Retained earnings	11,558	11,465
Total stockholders’ equity	32,845	32,380
Total liabilities and stockholders’ equity	$37,624	$38,546

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$7,511	$5,021
Cost of revenue	3,374	2,586
Gross profit	4,137	2,435
Operating expenses
Research and development	2,238	1,476
Selling, general and administrative	1,866	1,669
Total operating expenses	4,104	3,145
Income (loss) from operations	33	(710)
Other income (expense) - net	85	(13)
Income (loss) before income taxes	118	(723)
Income tax provision (benefits)	25	(105)
Net income (loss)	$93	$(618)
Net income (loss) per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average shares outstanding in computing net income (loss) per share
Basic	17,498,533	17,172,699
Diluted	17,908,970	17,172,699
Comprehensive income (loss):
Net income (loss)	$93	$(618)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities	(93)	—
Comprehensive income (loss)	$—	$(618)

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$—	$9,271	$28,631
Issuance of common stock upon exercise of stock options and vesting of early exercised options	46,666	—	64	—	—	64
Issuance of common stock upon vesting of RSUs	14,200	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(1,510)	—	(7)	—	—	(7)
Stock-based compensation	—	—	336	—	—	336
Net loss	—	—	—	—	(618)	(618)
Balances as of March 31, 2019	17,189,863	$2	$19,751	$—	$8,653	$28,406

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(93)	—	(93)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	58,310	—	103	—	—	103
Issuance of common stock upon vesting of RSUs	21,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(4,264)	—	(28)	—	—	(28)
Stock-based compensation	—	—	390	—	—	390
Net income	—	—	—	—	93	93
Balances as of March 31, 2020	17,525,043	$2	$21,393	$(108)	$11,558	$32,845

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$93	$(618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	80	89
Stock-based compensation	390	336
Accretion of investment premium, net of amortization of discount	7	—
Inventory valuation adjustment	12	221
Deferred income taxes	(5)	(126)
Noncash lease expense	165	158
Changes in operating assets and liabilities:
Accounts receivable	72	71
Inventory	(380)	(773)
Prepaid expenses and other current assets	141	—
Other assets	4	1
Accounts payable	474	(173)
Accrued expenses	(735)	195
Customer deposits	(937)	152
Lease liabilities	(35)	(38)
Other liabilities	(109)	(108)
Net cash used in operating activities	(763)	(613)
Cash Flows From Investing Activities
Purchase of property and equipment	(146)	(183)
Purchase of debt securities	(2,038)	—
Proceeds from maturities of debt securities	1,250	—
Net cash used in investing activities	(934)	(183)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	89	47
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(28)	(7)
Net cash provided by financing activities	61	40
Net decrease in cash and cash equivalents	(1,636)	(756)
Cash and cash equivalents at beginning of period	11,391	25,941
Cash and cash equivalents at end of period	$9,755	$25,185

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$38	$13
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$20	$16
Vesting of early exercised options	$14	$17

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Techpoint, Inc. (together with its wholly-owned subsidiaries, the “Company”, “we”, “us” and “our”) was originally incorporated in California in April 2012 and reincorporated in Delaware in July 2017. The Company is a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. The Company is headquartered in San Jose, California.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2019 contained in our Annual Report on Form 10-K.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers (“ODMs”), contract manufacturers and design houses. The Company accounts for revenue under ASC Topic 606, or ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

COVID-19

In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, are currently subject to a shelter-in-place order from the state government. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. Various aspects of the manufacturing process of our products, including wafer fabrication, assembly, testing and packaging, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.

Credit Risk and Concentration of Customer and Supplier

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2020	2019
Customer
Customer A	42%	64%
Customer B	16%	*
Customer C	11%	*
End-Customer
End-Customer A (1)	34%	35%
End-Customer B (1)	*	23%

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A.

The Company currently relies Taiwan Semiconductor Manufacturing Company and Fujitsu Electronics America, Inc. to produce substantially all of our semiconductors. Also, the Company relies on Advanced Semiconductor Engineering, Inc. and Sigurd Microelectronics Corporation to assemble, package and test substantially all of our products.

Recently Adopted Accounting Pronouncements

         In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The Company has determined that the new standard has no material impact on its disclosures as of, and for the period ended March 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Work in process	$2,840	$2,529
Finished goods	3,576	3,519
Total inventory	$6,416	$6,048

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment and software	$1,483	$1,405
Leasehold improvements	89	89
Furniture	30	30
Total property and equipment	1,602	1,524
Less: accumulated depreciation	(1,068)	(989)
Total property and equipment - net	$534	$535

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll-related expenses	$507	$780
Engineering services	224	637
Accrued warranty	182	194
Accrued inventory	108	283
Professional fees	96	31
Taxes payable	57	72
Other	17	15
Total accrued liabilities	$1,191	$2,012

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.4 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended March 31, 2020, the Company recognized $1.4 million of revenue from the December 31, 2019 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	March 31,
	2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$3,607	$—	$—	$3,607
Commercial paper	3,487	1	—	3,488
Corporate bonds	14,938	23	(132)	14,829
Total available-for-sale securities	$22,032	$24	$(132)	$21,924
Reported in:
Cash and cash equivalents				$3,607
Short-term investments				9,972
Other assets				8,345
Total available-for-sale securities				$21,924

	December 31,
	2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	6,965	—	(3)	6,962
Corporate bonds	12,943	1	(13)	12,931
Total available-for-sale securities	$21,935	$1	$(16)	$21,920
Reported in:
Cash and cash equivalents				$4,275
Short-term investments				9,475
Other assets				8,170
Total available-for-sale securities				$21,920

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	March 31,
	2020
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$13,613	$13,579
Due between one to two years	8,419	8,345
	$22,032	$21,924

The Company had 8 investments in unrealized loss positions as of March 31, 2020. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $9.4 million with unrealized losses of $0.1 million. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2020.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of March 31, 2020.

There were no sales of available-for-sale securities for the three months ended March 31, 2020 and 2019.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2020
Financial assets - available-for-sales securities
Money market funds	$3,607	$—	$—	$3,607
Commercial paper	—	3,488	—	3,488
Corporate bonds	—	14,829	—	14,829
Total financial assets - available-for-sales securities	$3,607	$18,317	$—	$21,924
As of December 31, 2019
Financial assets - available-for-sales securities
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	—	6,962	—	6,962
Corporate bonds	—	12,931	—	12,931
Total financial assets - available-for-sales securities	$2,027	$19,893	$—	$21,920

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
China	$4,346	$3,496
Taiwan	1,525	607
South Korea	1,357	691
Japan	194	222
Other	89	5
Total revenue	$7,511	$5,021

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Security surveillance	$3,952	$3,490
Automotive	3,559	1,531
Total revenue	$7,511	$5,021

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Taiwan	$434	$409
Japan	42	54
United States	40	49
China	15	19
South Korea	3	4
Total property and equipment - net	$534	$535

5. Commitments and Contingencies

Operating leases

The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancellable lease agreements expiring through fiscal year 2022. The Company’s agreements do not include variable lease payments or any restrictions or covenants imposed by the leases. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s right-of-use assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have yet to be commenced.

As of March 31, 2020 and December 31, 2019, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Right-of-use assets	$930	$1,058

Lease liabilities － Current	$545	$549
Lease liabilities － Non-Current	407	518
Total lease liabilities	$952	$1,067

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The rent expense recognized from short-term leases were $6,000 and $6,000 for the three months ended March 31, 2020 and 2019, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$181	$164
Cash paid for operating leases	$164	$165
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$37	$839
Weighted average remaining term for operating leases	1.73 years	1.11 years
Weighted average discount rate for operating leases	6.0%	6.0%

(1)

During the three months ended March 31, 2020, the Company modified one existing operating lease. The lease modification was not treated as a separate contract as no additional right-of-use was granted. During the three months ended March 31, 2019, the right-of-use assets obtained in exchange for operating lease liabilities during this period represents the right-of-use assets recognized upon adoption of ASC 842.

As of March 31, 2020, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2020 (remaining nine months)	$458
2021	481
2022	65
Total	1,004
Less effects of discounting	(52)
Lease liabilities recognized	$952

Purchase Commitments

As of March 31, 2020, the Company had purchase commitments with its third-party suppliers through fiscal year 2022. Future minimum payments under purchase commitments are $0.2 million for the remaining nine months ending December 31, 2020 and $0.2 million, and $49,000 for the year ending December 31, 2021 and 2022, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2020 and December 31, 2019. The shares of preferred stock issued and outstanding was nil as of March 31, 2020 and December 31, 2019.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the shares of common stock issued and outstanding were 17,525,043 excluding 34,921 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2019, the shares of common stock issued and outstanding were 17,449,572 excluding 51,006 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

March 31,
2020
Outstanding stock awards	1,274,499
Shares available for future issuance under the 2017 Stock Incentive Plan	5,552,164
Total common stock reserved for future issuances	6,826,663

7. Stock Option Plan

Stock Incentive Plan

In April 2012, the Company adopted the 2012 Stock Option Plan (“2012 Plan”). The 2012 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Company’s board of directors. Under the terms of the 2012 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the Company’s board of directors. The terms of options granted under the 2012 Plan may not exceed ten years.

The 2012 Plan was superseded by the 2017 Stock Option Plan (“2017 Plan”). Any outstanding awards under the 2012 Plan will continue to be governed by the terms of the 2012 Plan.

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated will be added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2020 was 700,023 shares. The 2017 Plan provides for the granting of incentive stock options, or ISOs, within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options, or NSOs, to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, or SARs, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2019	4,847,877
Authorized	700,023
Granted	—
Canceled	4,264
As of March 31, 2020	5,552,164

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

For the three months ended March 31, 2020 and 2019, there were no options early exercised. In addition, the Company did not repurchase any shares of unvested common stock related to early exercised stock options during the period.

As of March 31, 2020 and December 31, 2019, 34,921 and 51,006 shares, respectively, held by employees and nonemployees were subject to repurchase at an aggregate price of $0.1 million and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2019	850,334	$2.30	6.8	$3,587
Granted	—	—
Exercised (1)	(58,310)	1.77
Canceled	—	—
As of March 31, 2020	792,024	2.34	6.6	$1,160
Options vested and expected to vest as of March 31, 2020	792,024	2.34	6.6	$1,160
Options vested and exercisable as of March 31, 2020	474,917	2.19	6.5	$768

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at March 31, 2020 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	32,850	3.8	$0.16	32,850	$0.16
$0.37	67,419	5.2	0.37	54,748	0.37
$0.97	90,651	6.0	0.97	53,649	0.97
$2.51	127,402	6.4	2.51	71,934	2.51
$2.89	46,000	6.9	2.89	24,750	2.89
$2.93	318,502	7.1	2.93	181,621	2.93
$3.18	109,200	7.3	3.18	55,365	3.18
	792,024	6.6	2.34	474,917	2.19

The aggregate intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2019	503,900	$8.48
Granted	—	—
Released	(17,161)	9.49
Canceled	(4,264)	8.71
As of March 31, 2020	482,475	8.44

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$33	$25
Research and development	135	122
Selling, general and administrative	222	189
Total	$390	$336

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Basic:
Net income (loss)	$93	$(618)
Diluted:
Net income (loss)	$93	$(618)
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income (loss) per share	17,498,533	17,172,699
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	410,437	—
Weighted-average shares used in computing diluted net income per share	17,908,970	17,172,699
Net income (loss) per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

(1)	Includes early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended March 31, 2020 and 2019 that were excluded from the computation of diluted net income (loss) per share for the period presented as the effect would have been antidilutive was 618,000 and 366,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Domestic	$66	$(781)
Foreign	52	58
Income (loss) before income taxes	$118	$(723)

The components of the income tax provision (benefits) are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
United States	$18	$(114)
Foreign	7	9
Income tax provision (benefits)	$25	$(105)

As of March 31, 2020, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of March 31, 2020, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company's effective tax rate.

The Company’s federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 2014 to 2018.

On March 27, 2020, the CARES Act was enacted and signed into law.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act did not have a material impact on our tax provision for the three monhts ended March 31, 2020. We continue to examine the elements of the CARES Act and the impact that may have on our future business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including export restrictions and measures taken by government authorities in response to the COVID-19 pandemic;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

General Background

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q.

In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

We have obtained or are in the process of obtaining registered trademarks for Techpoint and HD-TVI. This Quarterly Report on Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition, or SD, video to high definition, or HD, video in the security surveillance and automotive markets.

Our solutions take HD video signals from a camera and convert them into analog signals for reliable long-distance transmission, then convert the HD analog signal into the appropriate format for video processing and display. Our HD analog technology operates at the same 1080p HD resolution as digital HD, but processes video in an HD analog format and transmits the video in this same analog format, thereby eliminating the need for any compression or decompression. Our integrated circuits are based on our proprietary architecture and mixed signal technologies that we believe provide high video quality, enable high levels of integration and are cost effective. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in their respective countries.

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. The security surveillance market accounted for a majority of our revenue in the three months ended March 31, 2020 and fiscal year 2019. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. We began shipping our products in 2013 and to date, we have sold over 145 million integrated circuits. Our revenue was $7.5 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. We recognized $3.9 million and $3.5 million of revenue on sales into the security surveillance market for the three months ended March 31, 2020 and 2019, respectively. In addition, we recognized $3.6 million and $1.5 million of revenue on sales into the automotive market for the three months ended March 31, 2020 and 2019, respectively. We recorded net income of $0.1 million and net loss of $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the three months ended March 31, 2020 and 2019, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $2.2 million and $1.5 million for three months ended March 31, 2020 and 2019, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2020, we had 78 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

On October 7, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) announced that effective October 9, 2019, Hikvision, a customer that represented 34% and 35% of our revenue for the three months ended March 31, 2020 and 2019, respectively, will be added to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

The above conclusions are as of the date of filing of this Quarterly Report on Form 10-Q.  It is possible that changes in U.S. regulations or policies in the future may impose restrictions, including the imposition of license requirements or even a full or partial prohibition, on our sale of products to Hikvision.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

COVID-19 Pandemic. In December 2019, a respiratory illness caused by a novel coronavirus disease (“COVID-19”) was reported in Wuhan, Hubei Province, China, and in March, 2020, the World Health Organization characterized COVID-19 as a pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to reasonably estimate the future impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2020.

The COVID-19 pandemic will have an impact on our business, that of our customers and suppliers and how we execute our business in 2020. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, are currently subject to a shelter-in-place order from the state government. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.  Despite these limitations, we have been able to secure products from our suppliers and fulfill our customers’ purchase orders during the first quarter of 2020.

In the future, our priorities to address COVID-19 disruption to our operations are as follows:

Health and Safety

•	The health and well-being of our employees, customers and supply partners is our top priority.

•	We have implemented strict measures to ensure and maintain safety, including working remotely where possible and social distancing.

•	We are closely monitoring rapidly evolving conditions and adhering to local, state and federal guidelines.

Business Continuity

•

We have implemented and continue to adjust comprehensive business continuity plans in response to COVID-19 to ensure that we are able to deliver for our customers and continue to work toward profitability.

•	We are working closely with our supply partners globally to maintain adequate inventory levels, as our suppliers continue to support the health and safety of their employees.

•	We are working to ensure demand continuity for our products among us, our supply partners, our manufacturers and our customers or their contract manufacturing partners around the world.

Financial Structure

•	We believe our balance sheet and liquidity position provide the flexibility needed to support our operations during this pandemic.

•

We have taken and will continue to take precautionary steps, as required, to maintain our financial position including, but not limited to, managing operating expenses prudently, deferring non-essential costs and applying for certain government funding assistant programs.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the three months ended March 31, 2020 and 2019, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 34% and 35% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, the U.S. Senate’s recent passage of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision because the NDAA includes a provision barring U.S. government agencies from purchasing video surveillance products from certain Chinese manufacturers, including Hikvision. Although this does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Components of Condensed Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODMs, contract manufacturers and design houses. Revenue is recognized in accordance with ASC 606 after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development tax credits, foreign derived intangible income deduction, non-deductible stock-based compensation, international tax reform provisions, and tax benefits from stock-option exercises and dispositions.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue	$7,511	$5,021
Cost of revenue (1)	3,374	2,586
Gross profit	4,137	2,435
Operating expenses: (1)
Research and development	2,238	1,476
Selling, general and administrative	1,866	1,669
Total operating expenses	4,104	3,145
Income (loss) from operations	33	(710)
Other income (expense)	85	(13)
Income (loss) before income taxes	118	(723)
Income tax provision (benefits)	25	(105)
Net income (loss)	$93	$(618)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$33	$25
Research and development	135	122
Selling, general and administrative	222	189
Total	$390	$336

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2020	2019
Revenue	100%	100%
Cost of revenue	45	52
Gross profit	55	48
Operating expenses:
Research and development	30	29
Selling, general and administrative	25	33
Total operating expenses	55	62
Income (loss) from operations	—	(14)
Other income (expense)	1	—
Income (loss) before income taxes	1	(14)
Income tax provision (benefits)	—	(2)
Net income (loss)	1%	(12)%

Comparison of the Three Months ended March 31, 2020 and March 31, 2019

Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$7,511	$5,021	$2,490	50%

Revenue increased $2.5 million, or 50%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was mainly due to a $2.1 million increase in automotive market revenue resulting from a 194% increase in volume of shipments offset by a 21% decrease in average selling price attributable to product mix. In addition, the security surveillance market revenue increased $0.5 million due to a 16% increase in volume of shipments.

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

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31,
	2020	2019
China	58%	70%
Taiwan	20	12
South Korea	18	14
Japan	3	4
Other	1	—
Total	100%	100%

Cost of revenue and gross margin

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$3,374	$2,586	$788	30%
Gross margin	55%	48%

Cost of revenue increased by $0.8 million, or 30%, and gross margin increased from 48% to 55% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Cost of revenue increased due to a 59% increase in volume of shipments, partially offset by a $0.2 million decrease in inventory write downs. Gross margin was positively impacted by product mix and the decrease in inventory write downs.

We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, manufacturing yields, levels of inventory valuation, if any, and levels of product demand.

Research and development expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$2,238	$1,476	$762	52%

Research and development expenses increased $0.8 million, or 52%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to a $0.9 million increase in tape-out expenses partially offset by a $0.1 million decrease in product development expense.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,866	$1,669	$197	12%

Selling, general and administrative expenses increased $0.2 million, or 12%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 mainly due to a $0.1 million increase in personnel costs due to an increase in headcount as a result of expanding operations and $0.1 million increase in professional service fees.

Other income and expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense)	$85	$(13)	$98	(754)%

Other income for the three months ended March 31, 2020 was $0.1 million and other expense for the three months ended March 31, 2019 was $13,000. This change was mainly driven by a $0.1 million increase in other income due to the interest income from investments, foreign currency exchange transactions and foreign currency fluctuations.

Income tax provision and benefits

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax provision (benefits)	$25	$(105)	$130	(124)%

The income tax provision for the three months ended March 31, 2020 was $25,000 and the income tax benefits for the three months ended March 31, 2019 was $0.1 million. This change was mainly driven by the taxable income generated for the three months ended March 31, 2020 and the taxable loss generated for the three months ended March 31, 2019.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of March 31, 2020 were $19.7 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(763)	$(613)
Net cash used in investing activities	(934)	(183)
Net cash provided by financing activities	61	40
Net decrease in cash and cash equivalents	$(1,636)	$(756)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2020, net cash used in operating activities was $0.8 million, primarily due to net income of $0.1 million and non-cash charges of $0.6 million primarily driven by stock-based compensation, depreciation and amortization, and noncash lease expense, offset by net cash outflow used in operating assets and liabilities of $1.5 million. The net cash outflow used in operating assets and liabilities was primarily due to a $0.9 million cash outflow in customer deposit due to timing of customer pre-payments, $0.7 million cash outflow in accrued expenses due to timing of service performed, $0.4 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales to support future demand, partially offset by a $0.5 million cash inflow in accounts payable due to timing of vendor payments.

During the three months ended March 31, 2019, net cash used in operating activities was $0.6 million, primarily due to net loss of $0.6 million offset by non-cash charges of $0.7 million primarily driven by stock-based compensation, depreciation and amortization, inventory valuation adjustment, and noncash lease expense, partially offset by deferred income taxes, and cash outflow provided by the change in net operating assets and liabilities of $0.7 million. The cash outflow provided by the change in net operating assets and liabilities was primarily due to a $0.8 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales, a $0.2 million cash outflow in accounts payable due to timing of customer collections, offset by a $0.2 million cash inflow in accrued expenses due to timing of services performed, and a $0.2 million cash inflow in customer deposits due to timing of customer pre-payments.

Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $0.9 million, primarily due to $2.0 million cash outflow used to purchase debt securities and a $0.1 million cash outflow due to purchases of property and equipment, partially offset by a $1.3 million cash inflow due to proceeds from maturities of debt securities.

During the three months ended March 31, 2019, cash used in investing activities was $0.2 million due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020 and 2019, cash provided by financing activities was $0.1 million and $40,000, respectively, primarily due to net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of March 31, 2020 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Operating leases	$1,005	$585	$420	$—
Purchase commitments	514	221	293	—
Total	$1,519	$806	$713	$—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2020 and 2019. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2020 and 2019 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in other income (expense) on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

With the amount of cash, cash equivalents and investments that we maintained at March 31, 2020, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our cash and cash equivalents or the fair value of our investment portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the previously disclosed risk factors discussed in Part 1 “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19, which the World Health Organization characterized as a pandemic in March 2020. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, are currently subject to a shelter-in-place order from the state government. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. Various aspects of the manufacturing process of our products, including wafer fabrication, assembly, testing and packaging, cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including restriction on employee travel, mandating that all non-essential personnel in our headquarters to work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, end-customers, distributors and suppliers. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could cause fluctuations in foreign currency markets, impact the availability of future borrowings, increase the cost of borrowings, increase credit risks of our customers, disrupt supply and limit the ability of third party suppliers’, manufacturers’ and subcontractors’ ability to manufacture our products in time. We may also experience an increase in the cost of materials used to our products. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses and end-customers, could have a material adverse effect on the demand for our products. In addition, under difficult economic conditions, potential end-customers may seek to reduce discretionary spending by forgoing products that incorporate our solutions or our customers may seek to reduce spending by choosing alternative products. Because a significant portion of our revenue is concentrated in Asia, decreased demand for our products in Asia could have a disproportionately negative impact on our business and financial results.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Techpoint, Inc.

Date: May 11, 2020	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer and Vice President of Administrations and Secretary (Principal Financial and Accounting Officer)

Date: May 11, 2020	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)