Form 10-Q
period 2020-06-30
Techpoint, Inc.
filed 2020-08-10
CIK 1556898

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 17,622,832 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,414	$11,391
Short-term investments	12,351	9,475
Accounts receivable	7	107
Inventory	6,982	6,048
Prepaid expenses and other current assets	636	875
Total current assets	28,390	27,896
Property and equipment - net	611	535
Deferred tax assets	548	677
Right-of-use assets	817	1,058
Other assets	7,181	8,380
Total assets	$37,547	$38,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,188	$1,535
Accrued liabilities	1,266	2,012
Liability related to early exercised stock options	42	67
Customer deposits	273	1,371
Lease liabilities	524	549
Total current liabilities	3,293	5,534
Other liabilities	438	632
Total liabilities	3,731	6,166
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019; nil shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 17,591,383 and 17,449,572 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in-capital	21,788	20,928
Accumulated other comprehensive income (loss)	79	(15)
Retained earnings	11,947	11,465
Total stockholders’ equity	33,816	32,380
Total liabilities and stockholders’ equity	$37,547	$38,546

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$7,098	$7,175	$14,609	$12,196
Cost of revenue	3,210	3,402	6,584	5,988
Gross profit	3,888	3,773	8,025	6,208
Operating expenses
Research and development	1,683	1,600	3,921	3,076
Selling, general and administrative	1,766	1,828	3,632	3,497
Total operating expenses	3,449	3,428	7,553	6,573
Income (loss) from operations	439	345	472	(365)
Other income (expense) - net	69	52	154	39
Income (loss) before income taxes	508	397	626	(326)
Income tax provision (benefits)	119	62	144	(43)
Net income (loss)	$389	$335	$482	$(283)
Net income (loss) per share:
Basic	$0.02	$0.02	$0.03	$(0.02)
Diluted	$0.02	$0.02	$0.03	$(0.02)
Weighted average shares outstanding in computing net income (loss) per share
Basic	17,559,944	17,228,184	17,529,238	17,200,595
Diluted	17,827,617	17,814,303	17,869,065	17,200,595
Comprehensive income (loss):
Net income (loss)	$389	$335	$482	$(283)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale debt securities	187	—	94	—
Comprehensive income (loss)	$576	$335	$576	$(283)

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$—	$9,271	$28,631
Issuance of common stock upon exercise of stock options and vesting of early exercised options	46,666	—	64	—	—	64
Issuance of common stock upon vesting of RSUs	14,200	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(1,510)	—	(7)	—	—	(7)
Stock-based compensation	—	—	336	—	—	336
Net loss	—	—	—	—	(618)	(618)
Balances as of March 31, 2019	17,189,863	$2	$19,751	$—	$8,653	$28,406
Issuance of common stock upon exercise of stock options and vesting of early exercised options	38,000	—	36	—	—	36
Issuance of common stock upon vesting of RSUs	31,300	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(3,553)	—	(24)	—	—	(24)
Stock-based compensation	—	—	348	—	—	348
Net income	—	—	—	—	335	335
Balances as of June 30, 2019	17,255,610	$2	$20,111	$—	$8,988	$29,101

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(93)	—	(93)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	58,310	—	103	—	—	103
Issuance of common stock upon vesting of RSUs	21,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(4,264)	—	(28)	—	—	(28)
Stock-based compensation	—	—	390	—	—	390
Net income	—	—	—	—	93	93
Balances as of March 31, 2020	17,525,043	$2	$21,393	$(108)	$11,558	$32,845
Other comprehensive income - unrealized gain on available-for-sale debt securities	—	—	—	187	—	187
Issuance of common stock upon exercise of stock options and vesting of early exercised options	18,996	—	36	—	—	36
Issuance of common stock upon vesting of RSUs	52,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(5,081)	—	(20)	—	—	(20)
Stock-based compensation	—	—	379	—	—	379
Net Income	—	—	—	—	389	389
Balances as of June 30, 2020	17,591,383	$2	$21,788	$79	$11,947	$33,816

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$482	$(283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	166	175
Stock-based compensation	769	684
Accretion of investment premium, net of amortization of discount	33	—
Inventory valuation adjustment	120	234
Deferred income taxes	104	(113)
Noncash lease expense	331	314
Changes in operating assets and liabilities:
Accounts receivable	100	81
Inventory	(1,054)	(1,808)
Prepaid expenses and other current assets	279	(17)
Other assets	1	(3)
Accounts payable	(374)	410
Accrued expenses	(718)	59
Customer deposits	(1,098)	1,057
Lease liabilities	(81)	(155)
Other liabilities	(228)	(148)
Net cash provided by (used in) operating activities	(1,168)	487
Cash Flows From Investing Activities
Purchase of property and equipment	(242)	(225)
Purchase of debt securities	(5,133)	—
Proceeds from maturities of debt securities	3,500	—
Net cash used in investing activities	(1,875)	(225)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	114	66
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(48)	(31)
Net cash provided by financing activities	66	35
Net increase (decrease) in cash and cash equivalents	(2,977)	297
Cash and cash equivalents at beginning of period	11,391	25,941
Cash and cash equivalents at end of period	$8,414	$26,238

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$39	$13
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$87	$—
Vesting of early exercised options	$25	$34

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers (“ODMs”), contract manufacturers and design houses. The Company accounts for revenue under ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

COVID-19

In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, are currently subject to a shelter-in-place order from the state government. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may remain in place for a significant period of time which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, customers, suppliers, industry, and workforce. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Customer
Customer A	49%	54%	45%	58%
Customer B	12%	*	14%	*
Customer C	10%	*	10%	*
End-Customer
End-Customer A (1)	27%	40%	31%	38%
End-Customer B (1)	*	15%	*	19%

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A.

The Company currently relies on Taiwan Semiconductor Manufacturing Company Limited and United Microelectronics Corporation (formerly Fujitsu Electronics America, Inc.) to produce substantially all of its semiconductors. Also, the Company relies on Advanced Semiconductor Engineering, Inc. and Sigurd Microelectronics Corporation to assemble, package and test substantially all of its products.

Recently Adopted Accounting Pronouncements

         In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The Company has determined that the new standard had no material impact on its disclosures as of, and for the six months ended June 30, 2020.

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

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Work in process	$2,941	$2,529
Finished goods	4,041	3,519
Total inventory	$6,982	$6,048

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment and software	$1,640	$1,405
Leasehold improvements	89	89
Furniture	36	30
Total property and equipment	1,765	1,524
Less: accumulated depreciation	(1,154)	(989)
Total property and equipment - net	$611	$535

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.2 million for six months ended June 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll-related expenses	$597	$780
Engineering services	433	637
Taxes payable	73	72
Accrued warranty	68	194
Accrued inventory	46	283
Professional fees	16	31
Other	33	15
Total accrued liabilities	$1,266	$2,012

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.3 million, $0.4 million and $1.4 million as of June 30, 2020, March 31, 2020 and December 31, 2019, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended June 30, 2020, the Company recognized $0.4 million of revenue from the March 31, 2020 customer deposit balance. During the six months ended June 30, 2020, the Company recognized $1.4 million of revenue from the December 31, 2019 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	June 30,
	2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$5,111	$—	$—	$5,111
Commercial paper	1,249	1	—	1,250
Corporate bonds	17,971	106	(3)	18,074
Total available-for-sale securities	$24,331	$107	$(3)	$24,435
Reported in:
Cash and cash equivalents				$5,111
Short-term investments				12,351
Other assets				6,973
Total available-for-sale securities				$24,435

	December 31,
	2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	6,965	—	(3)	6,962
Corporate bonds	12,943	1	(13)	12,931
Total available-for-sale securities	$21,935	$1	$(16)	$21,920
Reported in:
Cash and cash equivalents				$4,275
Short-term investments				9,475
Other assets				8,170
Total available-for-sale securities				$21,920

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	June 30,
	2020
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$17,428	$17,462
Due between one to two years	6,903	6,973
	$24,331	$24,435

The Company had 2 investments in unrealized loss positions as of June 30, 2020. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $2.5 million with unrealized losses of $3,000 for the six months ended June 30, 2020. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the six months ended June 30, 2020.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of June 30, 2020.

There were no sales of available-for-sale securities for the six months ended June 30, 2020 and 2019.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2020
Financial assets - available-for-sales securities
Money market funds	$5,111	$—	$—	$5,111
Commercial paper	—	1,250	—	1,250
Corporate bonds	—	18,074	—	18,074
Total financial assets - available-for-sales securities	$5,111	$19,324	$—	$24,435
As of December 31, 2019
Financial assets - available-for-sales securities
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	—	6,962	—	6,962
Corporate bonds	—	12,931	—	12,931
Total financial assets - available-for-sales securities	$2,027	$19,893	$—	$21,920

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
China	$4,521	$4,689	$8,867	$8,185
Taiwan	1,433	1,285	2,958	1,893
South Korea	951	860	2,308	1,551
Japan	116	334	310	555
Other	77	7	166	12
Total revenue	$7,098	$7,175	$14,609	$12,196

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Security surveillance	$3,510	$4,322	$7,463	$7,812
Automotive	3,588	2,853	7,146	4,384
Total revenue	$7,098	$7,175	$14,609	$12,196

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Taiwan	$516	$409
United States	39	49
Japan	36	54
China	12	19
South Korea	8	4
Total property and equipment - net	$611	$535

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

As of June 30, 2020 and December 31, 2019, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Right-of-use assets	$817	$1,058

Lease liabilities － Current	$524	$549
Lease liabilities － Non-Current	309	518
Total lease liabilities	$833	$1,067

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense under operating leases was $0.4 million and $0.3 million for six months ended June 30, 2020 and 2019, respectively.

The rent expense recognized from short-term leases were $6,000 and $6,000 for the three months ended June 30, 2020 and 2019, respectively. The rent expense recognized from short-term leases were $12,000 and $12,000 for six months ended June 30, 2020 and 2019, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Operating lease cost (1)	$360	$331
Cash paid for operating leases (2)	$353	$345
Right-of-use assets obtained in exchange for operating lease liabilities (3)	$90	$839
Weighted average remaining term for operating leases	1.55 years	0.88 years
Weighted average discount rate for operating leases	6.0%	6.0%

(1)	Operating lease cost for the three months ended June 30, 2020 and 2019 were $0.2 million and $0.2 million, respectively.
(2)	Cash paid for operating leases for the three months ended June 30, 2020 and 2019 were $0.2 million and $0.2 million, respectively.
(3)

During the six months ended June 30, 2020, the Company modified two existing operating leases. Neither lease modification was treated as a separate contract as no additional right-of-use asset was granted. During the six months ended June 30, 2019, there were no new leases that commenced. The balance represents the right-of-use assets recognized upon adoption of ASC 842.

As of June 30, 2020, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2020 (remaining six months)	$298
2021	509
2022	65
Total	872
Less effects of discounting	(39)
Lease liabilities recognized	$833

Purchase Commitments

As of June 30, 2020, the Company had purchase commitments with its third-party suppliers through fiscal year 2022. Future minimum payments under purchase commitments are $0.1 million for the remaining six months ending December 31, 2020, and $0.2 million and $49,000 for the year ending December 31, 2021 and 2022, respectively.

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

Indemnification

During the normal course of business, the Company may make certain indemnities, commitments and guarantees which may include intellectual property indemnities to certain of its customers in connection with the sales of the Company’s products and indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by a customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in such capacities.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2020 and December 31, 2019. The shares of preferred stock issued and outstanding was nil as of June 30, 2020 and December 31, 2019.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the shares of common stock issued and outstanding were 17,591,383 excluding 24,421 legally issued shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31, 2019, the shares of common stock issued and outstanding were 17,449,572 excluding 51,006 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

June 30,
2020
Outstanding stock awards	1,233,078
Shares available for future issuance under the 2017 Stock Incentive Plan	5,527,245
Total common stock reserved for future issuances	6,760,323

7. Stock Option Plan

Stock Incentive Plan

In April 2012, the Company adopted a 2012 Stock Option Plan (“2012 Plan”). The 2012 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Company’s board of directors. Under the terms of the 2012 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options must be at least 110% of fair market of the common stock on the grant date, as determined by the Company’s board of directors. The terms of options granted under the 2012 Plan may not exceed ten years.

The 2012 Plan was superseded by a 2017 Stock Option Plan (“2017 Plan”). Any outstanding awards under the 2012 Plan will continue to be governed by the terms of the 2012 Plan.

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated are added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2020 was 700,023 shares. The 2017 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2019	4,847,877
Authorized	700,023
Granted	(30,000)
Canceled	9,345
As of June 30, 2020	5,527,245

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

For the six months ended June 30, 2020 and 2019, there were no options early exercised. In addition, the Company did not repurchase any shares of unvested common stock related to early exercised stock options during the period.

As of June 30, 2020 and December 31, 2019, 24,421 and 51,006 shares, respectively, held by employees were subject to repurchase at an aggregate price of $42,000 and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2019	850,334	$2.30	$6.80	$3,587
Granted	—	—
Exercised (1)	(77,306)	1.80
Canceled	—	—
As of June 30, 2020	773,028	2.35	6.4	1,828
Options vested and expected to vest as of June 30, 2020	773,028	2.35	6.4	1,828
Options vested and exercisable as of June 30, 2020	508,763	2.19	6.2	1,285

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at June 30, 2020 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	32,850	3.6	$0.16	32,850	$0.16
0.37	63,169	5.0	0.37	59,165	0.37
0.97	86,901	5.7	0.97	59,249	0.97
2.51	122,652	6.2	2.51	77,084	2.51
2.89	46,000	6.7	2.89	27,500	2.89
2.93	315,256	6.9	2.93	194,800	2.93
3.18	106,200	7.1	3.18	58,115	3.18
	773,028	6.4	2.35	508,763	2.19

The aggregate intrinsic value of options exercised for the six months ended June 30, 2020 and 2019 was $0.2 million and $0.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2019	503,900	$8.48
Granted	30,000	4.63
Released	(64,505)	7.63
Canceled	(9,345)	8.45
As of June 30, 2020	460,050	8.35

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$34	$28	$67	$54
Research and development	133	123	268	246
Selling, general and administrative	212	197	434	384
Total	$379	$348	$769	$684

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Basic:
Net income (loss)	$389	$335	$482	$(283)
Diluted:
Net income (loss)	$389	$335	$482	$(283)
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income (loss) per share	17,559,944	17,228,184	17,529,238	17,200,595
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	267,673	586,119	339,827	—
Weighted-average shares used in computing diluted net income (loss) per share	17,827,617	17,814,303	17,869,065	17,200,595
Net income (loss) per share:
Basic	$0.02	$0.02	$0.03	$(0.02)
Diluted	$0.02	$0.02	$0.03	$(0.02)

(1)	Includes early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 and 2019 that were excluded from the computation of diluted net income (loss) per share for the period presented as the effect would have been antidilutive was 922,000, 404,000, 750,000 and 1,009,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Domestic	$443	$343	$509	$(438)
Foreign	65	54	117	112
Income (loss) before income taxes	$508	$397	$626	$(326)

The components of the income tax provision (benefits) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$106	$55	$124	$(59)
Foreign	13	7	20	16
Income tax provision (benefits)	$119	$62	$144	$(43)

As of June 30, 2020, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of June 30, 2020, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company’s effective tax rate.

The CARES Act did not have a material impact on our tax provision for the six months ended June 30, 2020. We continue to examine the elements of the CARES Act and the impact that it may have on our future business.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 153 million integrated circuits. Our revenue was $14.6 million and $12.2 million for the six months ended June 30, 2020 and 2019, respectively. Historically, we have derived a significant majority of our revenue from the security surveillance market. However, recently the mix of our revenue has changed. The security surveillance market accounted for a 51% and 64% of our revenue in the six months ended June 30, 2020 and fiscal year 2019, respectively.  Meanwhile, the automotive market accounted for a 49% and 36% of our revenue in the six months ended June 30, 2020 and fiscal year 2019, respectively. We recognized $7.5 million and $7.8 million of revenue on sales into the security surveillance market for the six months ended June 30, 2020 and 2019, respectively. In addition, we recognized $7.1 million and $4.4 million of revenue on sales into the automotive market for the six months ended June 30, 2020 and 2019, respectively. We recorded net income of $0.5 million and net loss of $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the six months ended June 30, 2020 and 2019, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.7 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively and $3.9 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of June 30, 2020, we had 79 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 27% and 40% of our revenue for the three months ended June 30, 2020 and 2019, respectively and 31% and 38% of our revenue for the six months ended June 30, 2020 and 2019, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

COVID-19 Pandemic. In December 2019, a respiratory illness caused by a novel coronavirus disease (“COVID-19”) was reported in Wuhan, Hubei Province, China, and in March, 2020, the World Health Organization characterized COVID-19 as a pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce. This includes monitoring the results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on our customers and markets.  We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic will have an impact on our business, that of our customers and suppliers and how we execute our business in 2020. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, have been subject to a shelter-in-place order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.  Despite these limitations, we have been able to secure products from our suppliers and fulfill our customers’ purchase orders during the six months ended June 30, 2020.

Our security surveillance market has been and is expected to continue to be affected by the weakness in the end markets in North and South Americas, the Middle East, and India due to the impact of COVID-19 pandemic in those markets. While there have been impacts to our security surveillance revenues we believe this will be partially mitigated by revenues in the automotive market due to demand increase associated with the usual seasonal production cycle in the automotive industry in the second half of the year and multiple new design-wins going into production that we obtained from automotive manufacturers prior to the COVID-19 pandemic.

In the future, we plan to take several actions to address the potential COVID-19 disruption to our operations, which include the following priorities and actions:

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

•

We have taken and will continue to take precautionary steps, as required, to maintain our financial position including, but not limited to, managing operating expenses prudently, deferring non-essential costs.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the six months ended June 30, 2020 and 2019, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 31% and 38% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. Government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. Government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. Government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$7,098	$7,175	$14,609	$12,196
Cost of revenue (1)	3,210	3,402	6,584	5,988
Gross profit	3,888	3,773	8,025	6,208
Operating expenses: (1)
Research and development	1,683	1,600	3,921	3,076
Selling, general and administrative	1,766	1,828	3,632	3,497
Total operating expenses	3,449	3,428	7,553	6,573
Income (loss) from operations	439	345	472	(365)
Other income (expense) - net	69	52	154	39
Income (loss) before income taxes	508	397	626	(326)
Income tax provision (benefits)	119	62	144	(43)
Net income (loss)	$389	$335	$482	$(283)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$34	$28	$67	$54
Research and development	133	123	268	246
Selling, general and administrative	212	197	434	384
Total	$379	$348	$769	$684

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	45	47	45	49
Gross profit	55	53	55	51
Operating expenses:
Research and development	24	22	27	25
Selling, general and administrative	25	26	25	29
Total operating expenses	49	48	52	54
Income (loss) from operations	6	5	3	(3)
Other income (expense) - net	1	1	1	—
Income (loss) before income taxes	7	6	4	(3)
Income tax provision (benefits)	2	1	1	—
Net income (loss)	5%	5%	3%	(3)%

Comparison of the Three and Six Months Ended June 30, 2020 and June 30, 2019

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$7,098	$7,175	$(77)	(1)%	$14,609	$12,196	$2,413	20%

Revenue decreased $0.1 million, or 1%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was mainly due to a $0.8 million decrease in security surveillance market revenue as a result of a 23% decrease in volume of shipment. This decrease was partially offset by a $0.7 million increase in automotive market revenue due to a 77% increase in volume of shipments offset by a decrease in average selling price attributable to product mix.

Revenue increased $2.4 million, or 20%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was mainly due to a $2.8 million increase in automotive market revenue due to a 117% increase in volume of shipments offset by a decrease in average selling price attributable to product mix. This increase was partially offset by a $0.3 million decrease in security surveillance camera market revenue driven by a 5% decrease in volume of shipments.

Recently, our security surveillance market has been negatively affected by the weakness in the end markets in North and South Americas, the Middle East, and India due to the impact of COVID-19 in those markets.

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

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
China	64%	65%	61%	66%
Taiwan	20	18	20	16
South Korea	13	12	16	13
Japan	2	5	2	5
Other	1	—	1	—
Total	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$3,210	$3,402	$(192)	(6)%	$6,584	$5,988	$596	10%
Gross margin	55%	53%			55%	51%

Cost of revenue decreased by $0.2 million, or 6%, and gross margin increased from 53% to 55% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Cost of revenue decreased due to a $0.2 million decrease in period costs as a result of the net utilization of previously reserved inventory and a reduction in warranty exposure. This decrease in reserves positively impacted gross margin.

Cost of revenue increased by $0.6 million, or 10%, and gross margin increased from 51% to 55% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Cost of revenue increased due to a 31% of increase in volume of shipments. This increase was partially offset by a $0.5 million decrease due to a decrease in inventory write-down, increased utilization of previously reserved inventory, and a reduction in warranty exposure. Gross margin was positively impacted by the increase in volume of shipments and product mix.

We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, adjustments to inventory valuation, if any, and end market product demand.

Research and development expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$1,683	$1,600	$83	5%	$3,921	$3,076	$845	27%

Research and development expenses increased $0.1 million, or 5%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to a $0.1 million increase in external design fees and software costs.

Research and development expenses increased $0.8 million, or 27%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to a $0.8 million increase in tape-out expenses associated with the development of new products.

Selling, general and administrative expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,766	$1,828	$(62)	(3)%	$3,632	$3,497	$135	4%

Selling, general and administrative expenses decreased $0.1 million, or 3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 mainly due to a $0.1 million decrease in marketing activities due to lower trade show costs. This decrease was partially offset by a $0.1 million increase in personnel costs due to an increase in headcount as a result of expanding operations.

Selling, general and administrative expenses increased $0.1 million, or 4%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to a $0.2 million increase in personnel costs due to an increase in headcount as a result of expanding operations, partially offset by a $0.2 million decrease in marketing activities due to lower trade show costs and the lower travel expenses.

Other income and expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense) - net	$69	$52	$17	33%	$154	$39	$115	295%

Other income increased $17,000, or 33%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to a $0.1 million increase in other income due to the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Other income increased $0.1 million, or 295%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to a $0.1 million increase in other income due to the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Income tax provision and benefits

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Income tax provision (benefits)	$119	$62	$57	92%	$144	$(43)	$187	(435)%

The income tax provision increased $0.1 million, or 92%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to an increase in income before tax and the increase in the effective tax rate due to fewer discrete tax benefits.

The income tax provision was $0.1 million for the six months ended June 30, 2020, and the income tax benefit was $43,000 million for the six months ended June 30, 2019. The change was primarily due to the position of income and loss before tax for the six months ended June 30, 2020 and 2019, respectively, and the increase in the effective tax rate due to fewer discrete tax benefits.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of June 30, 2020 were $20.8 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,168)	$487
Net cash used in investing activities	(1,875)	(225)
Net cash provided by financing activities	66	35
Net increase (decrease) in cash and cash equivalents	$(2,977)	$297

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2020, net cash used in operating activities was $1.2 million, primarily due to net income of $0.5 million and non-cash charges of $1.5 million primarily driven by stock-based compensation, depreciation and amortization, and noncash lease expense, offset by net cash outflow used in operating assets and liabilities of $3.2 million. The net cash outflow used in operating assets and liabilities was primarily due to a $1.1 million cash outflow in customer deposit due to timing of customer pre-payments, a $1.1 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, a $0.7 million cash outflow in accrued expenses due to timing of service performed, and a $0.4 million cash outflow in accounts payable due to timing of vendor payments.

During the six months ended June 30, 2019, net cash provided by operating activities was $0.5 million, primarily due to $0.3 million of net loss, non-cash charges of $1.3 million primarily driven by stock-based compensation, depreciation and amortization, inventory valuation adjustment and noncash lease expense, and cash outflow used in the change in net operating assets and liabilities of $0.5 million. The cash outflow used in the change in net operating assets and liabilities was primarily due to a $1.8 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales during the period and a $0.2 million cash outflow in lease liabilities due to timing of lease payments, partially offset by a $1.1 million cash inflow in customer deposits due to timing of customer pre-payments and a $0.4 million cash inflow in accounts payable due to timing of customer collections.

Investing Activities

During the six months ended June 30, 2020, cash used in investing activities was $1.9 million, primarily due to $5.1 million cash outflow used to purchase debt securities and a $0.2 million cash outflow due to purchases of property and equipment, partially offset by a $3.5 million cash inflow due to proceeds from maturities of debt securities.

During the six months ended June 30, 2019, cash used in investing activities was $0.2 million due to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020 and 2019, cash provided by financing activities was $0.1 million and $35,000, respectively, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units, respectively.

Contractual Obligations

Our outstanding contractual obligations as of June 30, 2020 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Purchase commitments	440	294	146	—

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in net of other income (expense) on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

With the amount of cash, cash equivalents and investments that we maintained at June 30, 2020, a hypothetical increase or decrease of one percentage point, or 100 basis points, in interest rates, would not have had a material effect on our cash and cash equivalents or the fair value of our investment portfolio.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, have been subject to a shelter-in-place order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect the progress of our research and development projects, our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including restriction on employee travel, mandating that all non-essential personnel in our headquarters to work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, end-customers, distributors and suppliers. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be adversely impacted.

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

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses and end-customers, could have a material adverse effect on the demand for our products. In addition, under difficult economic conditions, potential end-customers may seek to reduce discretionary spending by forgoing products that incorporate our solutions or our customers may seek to reduce spending by choosing alternative products. Because a significant portion of our revenue is concentrated in Asia, decreased demand for our products in Asia could have a disproportionately negative impact on our business and financial results. Currently, our customers in Asia are experiencing weakness in their end-markets in North and South Americas, the Middle East, and India due to the COVID-19 pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Techpoint, Inc.

Date: August 7, 2020	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer and Vice President of Administrations and Secretary (Principal Financial and Accounting Officer)

Date: August 7, 2020	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)