Form 10-Q
period 2020-09-30
Techpoint, Inc.
filed 2020-11-06
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 17,663,850 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,926	$11,391
Short-term investments	18,183	9,475
Accounts receivable	77	107
Inventory	7,718	6,048
Prepaid expenses and other current assets	671	875
Total current assets	31,575	27,896
Property and equipment - net	673	535
Deferred tax assets	553	677
Right-of-use assets	1,131	1,058
Other assets	4,944	8,380
Total assets	$38,876	$38,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$918	$1,535
Accrued liabilities	1,562	2,012
Liability related to early exercised stock options	28	67
Customer deposits	940	1,371
Lease liabilities	704	549
Total current liabilities	4,152	5,534
Other liabilities	586	632
Total liabilities	4,738	6,166
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019; nil shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 17,634,015 and 17,449,572 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in-capital	22,149	20,928
Accumulated other comprehensive income (loss)	66	(15)
Retained earnings	11,921	11,465
Total stockholders’ equity	34,138	32,380
Total liabilities and stockholders’ equity	$38,876	$38,546

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$6,214	$9,613	$20,823	$21,809
Cost of revenue	2,983	4,874	9,567	10,862
Gross profit	3,231	4,739	11,256	10,947
Operating expenses
Research and development	1,578	1,686	5,499	4,762
Selling, general and administrative	1,695	1,442	5,327	4,939
Total operating expenses	3,273	3,128	10,826	9,701
Income (loss) from operations	(42)	1,611	430	1,246
Other income - net	42	2	196	41
Income before income taxes	—	1,613	626	1,287
Income tax provision	26	156	170	113
Net income (loss)	$(26)	$1,457	$456	$1,174
Net income (loss) per share:
Basic	$(0.00)	$0.08	$0.03	$0.07
Diluted	$(0.00)	$0.08	$0.03	$0.07
Weighted average shares outstanding in computing net income (loss) per share
Basic	17,619,958	17,316,172	17,559,438	17,239,544
Diluted	17,619,958	17,899,140	17,877,310	17,850,360
Comprehensive income (loss):
Net income (loss)	$(26)	$1,457	$456	$1,174
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities	(13)	—	81	—
Comprehensive income (loss)	$(39)	$1,457	$537	$1,174

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$—	$9,271	$28,631
Issuance of common stock upon exercise of stock options and vesting of early exercised options	46,666	—	64	—	—	64
Issuance of common stock upon vesting of RSUs	14,200	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(1,510)	—	(7)	—	—	(7)
Stock-based compensation	—	—	336	—	—	336
Net loss	—	—	—	—	(618)	(618)
Balances as of March 31, 2019	17,189,863	$2	$19,751	$—	$8,653	$28,406
Issuance of common stock upon exercise of stock options and vesting of early exercised options	38,000	—	36	—	—	36
Issuance of common stock upon vesting of RSUs	31,300	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(3,553)	—	(24)	—	—	(24)
Stock-based compensation	—	—	348	—	—	348
Net income	—	—	—	—	335	335
Balances as of June 30, 2019	17,255,610	$2	$20,111	$—	$8,988	$29,101
Issuance of common stock upon exercise of stock options and vesting of early exercised options	100,015	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	17,925	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(3,960)	—	(26)	—	—	(26)
Stock-based compensation	—	—	337	—	—	337
Net income	—	—	—	—	1,457	1,457
Balances as of September 30, 2019	17,369,590	$2	$20,502	$—	$10,445	$30,949

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(93)	—	(93)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	58,310	—	103	—	—	103
Issuance of common stock upon vesting of RSUs	21,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(4,264)	—	(28)	—	—	(28)
Stock-based compensation	—	—	390	—	—	390
Net income	—	—	—	—	93	93
Balances as of March 31, 2020	17,525,043	$2	$21,393	$(108)	$11,558	$32,845
Other comprehensive income - unrealized gain on available-for-sale debt securities	—	—	—	187	—	187
Issuance of common stock upon exercise of stock options and vesting of early exercised options	18,996	—	36	—	—	36
Issuance of common stock upon vesting of RSUs	52,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(5,081)	—	(20)	—	—	(20)
Stock-based compensation	—	—	379	—	—	379
Net income	—	—	—	—	389	389
Balances as of June 30, 2020	17,591,383	$2	$21,788	$79	$11,947	$33,816
Other comprehensive income - unrealized loss on available-for-sale debt securities	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	18,251	—	20	—	—	20
Issuance of common stock upon vesting of RSUs	30,075	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of RSUs	(5,694)	—	(26)	—	—	(26)
Stock-based compensation	—	—	367	—	—	367
Net loss	—	—	—	—	(26)	(26)
Balances as of September 30, 2020	17,634,015	$2	$22,149	$66	$11,921	$34,138

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$456	$1,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	256	253
Stock-based compensation	1,136	1,021
Accretion of investment premium, net of amortization of discount	83	—
Inventory valuation adjustment	133	266
Deferred income taxes	106	(15)
Noncash lease expense	512	475
Changes in operating assets and liabilities:
Accounts receivable	30	156
Inventory	(1,803)	(4,910)
Prepaid expenses and other current assets	267	52
Other assets	(6)	2
Accounts payable	(615)	590
Accrued expenses	(498)	320
Customer deposits	(431)	3,396
Lease liabilities	(117)	(280)
Other liabilities	(359)	(240)
Net cash provided by (used in) operating activities	(850)	2,260
Cash Flows From Investing Activities
Purchase of property and equipment	(346)	(267)
Purchase of debt securities	(11,065)	—
Proceeds from maturities of debt securities	5,750	—
Net cash used in investing activities	(5,661)	(267)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	120	128
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(74)	(57)
Net cash provided by financing activities	46	71
Net increase (decrease) in cash and cash equivalents	(6,465)	2,064
Cash and cash equivalents at beginning of period	11,391	25,941
Cash and cash equivalents at end of period	$4,926	$28,005

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$66	$35
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$134	$33
Vesting of early exercised options	$36	$51

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

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense) in the Condensed Consolidated Statements of Operations.

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

Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company does not offer variable consideration or other significant payment terms and allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

COVID-19

In March 2020, the World Health Organization characterized a respiratory illness caused by a novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, are currently subject to a stay-at-home order from the state government. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may remain in place for a significant period of time which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.

Our security surveillance market has been affected by the weakness in our end markets in North and South Americas, the Middle East, and India due to the impact of the COVID-19 pandemic in those markets. In the third quarter of 2020, one of our largest customers significantly reduced orders to us in response to this market weakness. However, the impact to our security surveillance revenue was partially mitigated by revenue in the automotive market due to demand increase associated with the usual seasonal production cycle in the automotive industry in the second half of the year and multiple new design-wins going into production that we obtained from automotive manufacturers in prior quarters.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer
Customer A	34%	66%	42%	61%
Customer B	14%	*	14%	*
Customer C	14%	*	*	*
Customer D	10%	*	10%	*
End-Customer
End-Customer A (1)	*	65%	23%	50%
End-Customer B (1)	*	*	*	11%

*	Less than 10%
(1)	Sales to End-Customer A and End-Customer B primarily occurred through Customer A.

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

Recently Adopted Accounting Pronouncements

         In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The Company has determined that the new standard had no material impact on its disclosures as of and for the nine months ended September 30, 2020.

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

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Work in process	$3,505	$2,529
Finished goods	4,213	3,519
Total inventory	$7,718	$6,048

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment and software	$1,795	$1,405
Leasehold improvements	89	89
Furniture	36	30
Total property and equipment	1,920	1,524
Less: accumulated depreciation	(1,247)	(989)
Total property and equipment - net	$673	$535

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million for nine months ended September 30, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll-related expenses	$591	$780
Engineering services	506	637
Accrued inventory	301	283
Accrued warranty	58	194
Taxes payable	48	72
Professional fees	41	31
Other	17	15
Total accrued liabilities	$1,562	$2,012

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.9 million, $0.3 million and $1.4 million as of September 30, 2020, June 30, 2020 and December 31, 2019, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended September 30, 2020, the Company recognized $0.3 million of revenue from the June 30, 2020 customer deposit balance. During the nine months ended September 30, 2020, the Company recognized $1.4 million of revenue from the December 31, 2019 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	September 30,
	2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$2,544	$—	$—	$2,544
Commercial paper	1,749	—	—	1,749
Corporate bonds	21,080	85	(1)	21,164
Total available-for-sale securities	$25,373	$85	$(1)	$25,457
Reported in:
Cash and cash equivalents				$2,544
Short-term investments				18,183
Other assets				4,730
Total available-for-sale securities				$25,457

	December 31,
	2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	6,965	—	(3)	6,962
Corporate bonds	12,943	1	(13)	12,931
Total available-for-sale securities	$21,935	$1	$(16)	$21,920
Reported in:
Cash and cash equivalents				$4,275
Short-term investments				9,475
Other assets				8,170
Total available-for-sale securities				$21,920

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	September 30,
	2020
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$20,662	$20,727
Due between one to two years	4,711	4,730
	$25,373	$25,457

The Company had 4 investments in unrealized loss positions as of September 30, 2020. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $5.4 million with unrealized losses of $1,365 for the nine months ended September 30, 2020. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2020.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of September 30, 2020.

There were no sales of available-for-sale securities for the nine months ended September 30, 2020 and 2019.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Financial assets - available-for-sales securities
Money market funds	$2,544	$—	$—	$2,544
Commercial paper	—	1,749	—	1,749
Corporate bonds	—	21,164	—	21,164
Total financial assets - available-for-sales securities	$2,544	$22,913	$—	$25,457
As of December 31, 2019
Financial assets - available-for-sales securities
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	—	6,962	—	6,962
Corporate bonds	—	12,931	—	12,931
Total financial assets - available-for-sales securities	$2,027	$19,893	$—	$21,920

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
China	$3,559	$7,582	$12,424	$15,768
Taiwan	1,466	940	4,424	2,833
South Korea	952	894	3,260	2,445
Japan	147	170	458	673
Other	90	27	257	90
Total revenue	$6,214	$9,613	$20,823	$21,809

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Security surveillance	$1,944	$6,551	$9,407	$14,363
Automotive	4,270	3,062	11,416	7,446
Total revenue	$6,214	$9,613	$20,823	$21,809

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Taiwan	$593	$409
United States	32	49
Japan	27	54
China	13	19
South Korea	8	4
Total property and equipment - net	$673	$535

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

As of September 30, 2020 and December 31, 2019, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Right-of-use assets	$1,131	$1,058

Lease liabilities － Current	$704	$549
Lease liabilities － Non-Current	449	518
Total lease liabilities	$1,153	$1,067

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense under operating leases was $0.6 million and $0.5 million for nine months ended September 30, 2020 and 2019, respectively.

The rent expense recognized from short-term leases were $6,000 and $6,000 for the three months ended September 30, 2020 and 2019, respectively. The rent expense recognized from short-term leases were $18,000 and $18,000 for nine months ended September 30, 2020 and 2019, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating lease cost (1)	$549	$501
Cash paid for operating leases (2)	$542	$508
Right-of-use assets obtained in exchange for operating lease liabilities (3)	$585	$839
Weighted average remaining term for operating leases	1.64 years	0.66 years
Weighted average discount rate for operating leases	6.0%	6.0%

(1)	Operating lease cost for the three months ended September 30, 2020 and 2019 were $0.2 million and $0.2 million, respectively.
(2)	Cash paid for operating leases for the three months ended September 30, 2020 and 2019 were $0.2 million and $0.2 million, respectively.
(3)

During the nine months ended September 30, 2020, the Company modified 4 existing operating leases. One of the lease modifications was treated as a separate contract as an additional right-of-use asset was granted. During the nine months ended September 30, 2019, there were no new leases that commenced. The balance represents the right-of-use assets recognized upon adoption of ASC 842.

As of September 30, 2020, the aggregate future minimum lease payments under operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2020 (remaining three months)	$197
2021	740
2022	266
Total	1,203
Less effects of discounting	(50)
Lease liabilities recognized	$1,153

Purchase Commitments

As of September 30, 2020, the Company had purchase commitments with its third-party suppliers through fiscal year 2022. Future minimum payments under purchase commitments are $0.1 million for the remaining three months ending December 31, 2020, and $0.2 million and $49,000 for the year ending December 31, 2021 and 2022, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2020 and December 31, 2019. The shares of preferred stock issued and outstanding was nil as of September 30, 2020 and December 31, 2019.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the shares of common stock issued and outstanding were 17,634,015 excluding 12,836 legally issued shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31, 2019, the shares of common stock issued and outstanding were 17,449,572 excluding 51,006 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

September 30,
2020
Outstanding stock awards	1,190,084
Shares available for future issuance under the 2017 Stock Incentive Plan	5,527,607
Total common stock reserved for future issuances	6,717,691

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2019	4,847,877
Authorized	700,023
Granted	(55,000)
Canceled	34,707
As of September 30, 2020	5,527,607

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

For the nine months ended September 30, 2020 and 2019, the Company did not issue unvested shares of common stock upon early exercise. For the nine months ended September 30, 2020, the Company repurchased 3,334 shares of unvested common stock related to early exercised options at the original purchase price, and no shares were repurchased for the nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, 12,836 and 51,006 shares, respectively, held by employees were subject to repurchase at an aggregate price of $28,000 and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2019	850,334	$2.30	$6.8	$3,587
Granted	—	—
Exercised (1)	(95,557)	1.66
Canceled	(6,668)	1.95
As of September 30, 2020	748,109	2.38	$6.1	1,463
Options vested and expected to vest as of September 30, 2020	748,109	2.38	$6.1	1,463
Options vested and exercisable as of September 30, 2020	537,772	2.24	$6.0	1,131

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at September 30, 2020 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	32,850	3.3	$0.16	32,850	$0.16
0.37	53,251	4.7	0.37	52,917	0.37
0.97	80,234	5.5	0.97	64,849	0.97
2.51	117,902	5.9	2.51	82,234	2.51
2.89	46,000	6.4	2.89	30,250	2.89
2.93	311,672	6.6	2.93	210,807	2.93
3.18	106,200	6.8	3.18	63,865	3.18
	748,109	6.1	2.38	537,772	2.24

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2020 and 2019 was $0.2 million and $0.6 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2019	503,900	$8.48
Granted	55,000	4.40
Released	(88,886)	7.99
Canceled	(28,039)	9.12
As of September 30, 2020	441,975	8.03

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$33	$29	$100	$83
Research and development	133	124	401	370
Selling, general and administrative	201	184	635	568
Total	$367	$337	$1,136	$1,021

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Basic:
Net income (loss)	$(26)	$1,457	$456	$1,174
Diluted:
Net income (loss)	$(26)	$1,457	$456	$1,174
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income (loss) per share	17,619,958	17,316,172	17,559,438	17,239,544
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	—	582,968	317,872	610,816
Weighted-average shares used in computing diluted net income (loss) per share	17,619,958	17,899,140	17,877,310	17,850,360
Net income (loss) per share:
Basic	$(0.00)	$0.08	$0.03	$0.07
Diluted	$(0.00)	$0.08	$0.03	$0.07

(1)	Includes early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019 that were excluded from the computation of diluted net income (loss) per share for the period presented as the effect would have been antidilutive was 799,000, 325,000, 779,000 and 367,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Domestic	$(51)	$1,546	$458	$1,108
Foreign	51	67	168	179
Income before income taxes	$—	$1,613	$626	$1,287

The components of the income tax provision are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$15	$145	$139	$86
Foreign	11	11	31	27
Income tax provision	$26	$156	$170	$113

As of September 30, 2020, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of September 30, 2020, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

The CARES Act did not have a material impact on our tax provision for the nine months ended September 30, 2020. We continue to examine the elements of the CARES Act and the impact that it may have on our future business.

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. We do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

In this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

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

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition (“SD”) video to high definition (“HD”) video in the security surveillance and automotive markets.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 162 million integrated circuits. Our revenue was $20.8 million and $21.8 million for the nine months ended September 30, 2020 and 2019, respectively. Historically, we have derived a significant majority of our revenue from the security surveillance market. However, recently the mix of our revenue has changed. The security surveillance market accounted for a 45% and 66% of our revenue in the nine months ended September 30, 2020 and fiscal year 2019, respectively.  Meanwhile, the automotive market accounted for a 55% and 34% of our revenue in the nine months ended September 30, 2020 and fiscal year 2019, respectively. We recognized $9.4 million and $14.4 million of revenue on sales into the security surveillance market for the nine months ended September 30, 2020 and 2019, respectively. In addition, we recognized $11.4 million and $7.4 million of revenue on sales into the automotive market for the nine months ended September 30, 2020 and 2019, respectively. We recorded net income of $0.5 million and net income of $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to ODMs. For the nine months ended September 30, 2020 and 2019, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODMs directly.

We undertake significant product development efforts well in advance of a product’s release and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to twenty-four months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, tending to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from three to six months for the security surveillance market and one to three years for the automotive market. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.6 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and $5.5 million and $4.8 million for the nine months ended September 30, 2020 and 2019, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of September 30, 2020, we had 81 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 6% and 65% of our revenue for the three months ended September 30, 2020 and 2019, respectively, and 23% and 50% of our revenue for the nine months ended September 30, 2020 and 2019, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

We have taken action to confirm whether our products are subject to EAR.  We have retained the continuous assistance of outside experts and, following the above announcement by BIS, performed a comprehensive review of our products and manufacturing operations.  Based on that review, we have concluded that our products are not subject to EAR. Therefore, our products may continue to be shipped to Hikvision without a U.S. export license, even though Hikvision appears on the BIS Entity List.

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

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

COVID-19 Pandemic. In December 2019, a respiratory illness caused by a novel coronavirus disease (“COVID-19”) was reported in Wuhan, Hubei Province, China, and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce. This includes monitoring the results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on our customers and markets.  We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic has had an impact on our business and that of our customers and suppliers. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, have been subject to a stay-at-home order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may remain in place for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.  Despite these limitations, we have been able to secure products from our suppliers and fulfill our customers’ purchase orders during the nine months ended September 30, 2020.

Our security surveillance market has been and is expected to continue to be affected by the weakness in our end markets in North and South Americas, the Middle East, and India due to the impact of the COVID-19 pandemic in those markets. In the third quarter of 2020, one of our largest customers significantly reduced orders to us in response to this market weakness. However, the impact to our security surveillance revenue was partially mitigated by revenue in the automotive market due to demand increase associated with the usual seasonal production cycle in the automotive industry in the second half of the year and multiple new design-wins going into production that we obtained from automotive manufacturers in prior quarters.

We have taken several actions to address the potential COVID-19 disruption to our operations, which include the following priorities and actions:

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

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the nine months ended September 30, 2020 and 2019, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 23% and 50% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. Government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. Government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. Government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$6,214	$9,613	$20,823	$21,809
Cost of revenue (1)	2,983	4,874	9,567	10,862
Gross profit	3,231	4,739	11,256	10,947
Operating expenses: (1)
Research and development	1,578	1,686	5,499	4,762
Selling, general and administrative	1,695	1,442	5,327	4,939
Total operating expenses	3,273	3,128	10,826	9,701
Income (loss) from operations	(42)	1,611	430	1,246
Other income (expense) - net	42	2	196	41
Income before income taxes	—	1,613	626	1,287
Income tax provision	26	156	170	113
Net income (loss)	$(26)	$1,457	$456	$1,174

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$33	$29	$100	$83
Research and development	133	124	401	370
Selling, general and administrative	201	184	635	568
Total	$367	$337	$1,136	$1,021

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	48	51	46	50
Gross profit	52	49	54	50
Operating expenses:
Research and development	25	18	26	22
Selling, general and administrative	28	14	26	22
Total operating expenses	53	32	52	44
Income (loss) from operations	(1)	17	2	6
Other income (expense) - net	1	—	1	—
Income before income taxes	—	17	3	6
Income tax provision	—	2	1	1
Net income (loss)	0%	15%	2%	5%

Comparison of the Three and Nine Months Ended September 30, 2020 and September 30, 2019

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$6,214	$9,613	$(3,399)	(35)%	$20,823	$21,809	$(986)	(5)%

Revenue decreased $3.4 million, or 35%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This was mainly due to a $4.6 million decrease in security surveillance market revenue as a result of a 69% decrease in the volume of shipments. This decrease was partially offset by a $1.2 million increase in automotive market revenue due to a 75% increase in volume of shipments offset by a decrease in average selling price attributable to product mix.

Revenue decreased $1.0 million, or 5%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was mainly due to a $5.0 million decrease in security surveillance market revenue due to a 36% decrease in the volume of shipments and a decrease in average selling price attributable to product mix. This decrease was partially offset by a $4.0 million increase in automotive market revenue driven by a 97% increase in volume of shipments.

Recently, our security surveillance market has been negatively affected by the weakness in our end markets in North and South Americas, the Middle East, and India due to the impact of COVID-19 in those markets.

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

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
China	58%	79%	60%	73%
Taiwan	24	10	21	13
South Korea	15	9	16	11
Japan	2	2	2	3
Other	1	—	1	—
Total	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$2,983	$4,874	$(1,891)	(39)%	$9,567	$10,862	$(1,295)	(12)%
Gross margin	52%	49%			54%	50%

Cost of revenue decreased by $1.9 million, or 39%, and gross margin increased from 49% to 52% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Cost of revenue decreased due to a 29% decrease in volume of shipments, and a $0.1 million decrease in warranty expense. Gross margin was positively impacted by product mix.

Cost of revenue decreased by $1.3 million, or 12%, and gross margin increased from 50% to 54% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Cost of revenue decreased mainly due to a $0.6 million decrease as a result of a decrease in inventory write-down, increased utilization of previously reserved inventory, decreased warranty expense, a reduction in warranty exposure, and product mix. Gross margin was positively impacted by these decreases.

We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, adjustments to inventory valuation, if any, and end market product demand.

Research and development expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$1,578	$1,686	$(108)	(6)%	$5,499	$4,762	$737	15%

Research and development expenses decreased $0.1 million, or 6%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a $0.2 million decrease in external design fees and software costs, partially offset by a $0.1 million increase in tape-out expenses associated with the development of new products.

Research and development expenses increased $0.7 million, or 15%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to a $0.9 million increase in tape-out expenses associated with the development of new products, offset by a $0.2 million decrease in external design fees and software costs.

Selling, general and administrative expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,695	$1,442	$253	18%	$5,327	$4,939	$388	8%

Selling, general and administrative expenses increased $0.3 million, or 18%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 mainly due to a $0.1 million increase in personnel costs due to an increase in headcount as a result of expanding operations and a $0.1 million increase in professional service fees due to additional administrative efforts with operating as a U.S. company that is publicly traded in Japan.

Selling, general and administrative expenses increased $0.4 million or 8%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to a $0.3 million increase in personnel costs due to an increase in headcount as a result of expanding operations, a $0.1 million increase in professional service fees due to additional administrative efforts with operating as a U.S. company that is publicly traded in Japan, and a $0.1 million increase in stock-based compensation, partially offset by a $0.2 million decrease in marketing activities due to lower trade show costs and lower travel expenses.

Other income and expense

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
	2020	2019	Amount	%		2020	2019	Amount	%
	(dollars in thousands)
Other income (expense) - net	$42	$2	$40	2000	%	$196	$41	$155	378%

Other income increased $40,000, or 2,000%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a $44,000 increase in other income due to the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Other income increased $0.2 million, or 378%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to a $0.2 million increase in other income due to the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)
Income tax provision (benefits)	$26	$156	$(130)	(83)%	$170	$113	$57	50%

The income tax provision decreased $0.1 million, or 83%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a decrease in income before tax.

The income tax provision increased $0.1 million, or 50%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the increase in the effective tax rate due to fewer discrete tax benefits, partially offset by a decrease in income before tax.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of September 30, 2020 were $23.1 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(850)	$2,260
Net cash used in investing activities	(5,661)	(267)
Net cash provided by financing activities	46	71
Net increase (decrease) in cash and cash equivalents	$(6,465)	$2,064

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2020, net cash used in operating activities was $0.9 million, primarily due to net income of $0.5 million and non-cash charges of $2.2 million primarily driven by stock-based compensation, noncash lease expense, depreciation and amortization, and inventory valuation adjustment, offset by net cash outflow used in operating assets and liabilities of $3.5 million. The net cash outflow used in operating assets and liabilities was primarily due to a $1.8 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, a $0.6 million cash outflow in accounts payable due to timing of vendor payments, a $0.5 million cash outflow in accrued expenses due to timing of service performed, a $0.4 million cash outflow in customer deposit due to timing of customer pre-payments, and a $0.4 million cash outflow in other liabilities due to the renewals of operating leases, partially offset by a $0.3 million cash inflow in prepaid expenses and other current assets due to timing of payment for service to be performed.

During the nine months ended September 30, 2019, net cash provided by operating activities was $2.3 million, primarily due to $1.2 million of net income and non-cash charges of $2.0 million primarily driven by stock-based compensation, depreciation and amortization, inventory valuation adjustment and noncash lease expense, offset by net cash outflow used in the change in net operating assets and liabilities of $0.9 million. The net cash outflow used in the change in net operating assets and liabilities was primarily due to a $4.9 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales to support future demand, partially offset by a $3.4 million cash inflow in customer deposits due to timing of customer pre-payments and a $0.6 million cash inflow in accounts payable due to timing of vendor payments.

Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $5.7 million, primarily due to $11.1 million cash outflow used to purchase debt securities and a $0.3 million cash outflow due to purchases of property and equipment, partially offset by a $5.8 million cash inflow due to proceeds from maturities of debt securities.

During the nine months ended September 30, 2019, cash used in investing activities was $0.3 million due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020 and 2019, cash provided by financing activities was $46,000 and $0.1 million, respectively, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units, respectively.

Contractual Obligations

Our outstanding contractual obligations as of September 30, 2020 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Purchase commitments	366	269	97	—

Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and 2019 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

With the amount of cash, cash equivalents and investments that we maintained at September 30, 2020, inconsequential changes in interest rates, would not have had a material effect on our cash and cash equivalents or the fair value of our investment portfolio.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, have been subject to a stay-at-home order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect the progress of our research and development projects, our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.

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

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could cause fluctuations in foreign currency markets, impact the availability of future borrowings, increase the cost of borrowings, increase credit risks of our customers, disrupt supply and limit the ability of third-party suppliers’, manufactures’ and subcontractors’ ability to manufacture our products in time. We may also experience an increase in the cost of materials used to our products. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses and end-customers, could have a material adverse effect on the demand for our products. In addition, under difficult economic conditions, potential end-customers may seek to reduce discretionary spending by forgoing products that incorporate our solutions, or our customers may seek to reduce spending by choosing alternative products. Because a significant portion of our revenue is concentrated in Asia, decreased demand for our products in Asia could have a disproportionately negative impact on our business and financial results. Currently, our customers in Asia are experiencing weakness in their markets in North and South Americas, the Middle East, and India due to the COVID-19 pandemic, which has negatively impacted our operating results for the nine and three months ended September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 4, 2020, the Company’s board of directors appointed Maureen A. Monahan as our Chief Financial Officer and Vice President of Administrations, effective as of November 4, 2020. Ms. Monahan will serve as our principal financial officer.

Ms. Monahan, 57, has served as our Corporate Controller since September 2020. Prior to joining us, Ms. Monahan served as a consultant for Resources Connection, Inc. (“RGP”), a multinational professional services firm where she advised clients on finance, accounting and SEC reporting, from May 2016 to September 2020. Prior to her role at RGP, Ms. Monahan served as Vice President of Finance at Complete Genomics, Inc, a human genome DNA sequencing company, from 2008 to January 2016, and as Corporate Controller at Techwell, Inc., a semiconductor company, from 2005 to 2008. Ms. Monahan holds a Bachelor of Science degree in Commerce and an MBA from Santa Clara University, and is a Certified Public Accountant.

Ms. Monahan is expected to receive the following in connection with her appointment: (i) an annual base salary of $160,000 and (ii) restricted stock units with respect to 65,000 shares of common stock of the Company, subject to the terms and conditions of the Company’s 2017 Stock Incentive Plan (the “Plan”) and the award agreement issued under the Plan, of which 1/5th of the total number of shares vest after one year and the remaining shares vest at a rate of 1/20th quarterly thereafter, subject to continued employment.

Ms. Monahan will also be eligible for relocation services and expense reimbursement in accordance with the Company’s policies, as well as benefits generally available to employees and executives of the Company. Ms. Monahan is also expected to enter into the Company’s standard form of indemnification agreement.

There are no family relationships between Ms. Monahan and any of the Company’s directors or executive officers and there are no arrangements or understanding between Ms. Monahan and any other persons pursuant to which she was selected as an officer of the Company. There are no related party transactions between Ms. Monahan and the Company that are required to be disclosed pursuant to Item 404 (a) of Regulation S-K.

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

Techpoint, Inc.

Date: November 6, 2020	By:	/s/ Maureen Monahan
Maureen Monahan
Chief Financial Officer and Vice President of Administrations (Principal Financial and Accounting Officer)

Date: November 6, 2020	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)