Form 10-K
period 2020-12-31
Techpoint, Inc.
filed 2021-03-12
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of Japanese Depositary Shares, or JDS, on the Tokyo Stock Exchange of $4.72, was $44.5 million.

As of March 8, 2021, the registrant had 17,757,701 shares of common stock, $0.0001 par value per share, outstanding which includes 6,352,589 shares of JDS.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 3, 2021, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “could,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A. of this report, “Risk Factors,” before deciding whether to invest in our company.

•	Our limited operating history makes it difficult to evaluate our current business and future prospects.
•

We face intense competition, including from our end-customers and potential end-customers, and we may not be able to compete effectively, which could reduce our market share and decrease our revenue and profitability.

•

We primarily sell our products through a limited number of distributors and to a limited number of end-customers, and if our relationships with one or more of those distributors or end-customers were to terminate, our operating results may be harmed.

•	Our revenue and operating results will fluctuate from period to period, which could cause the market price of our Japanese Depositary Shares, or JDS, to decline.
•

If the growth of demand for video applications for the security surveillance and automotive markets does not continue, or if we are unsuccessful in selling into the automotive market our ability to increase our revenue and operating results could suffer.

•

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed.

•	We may not sustain or increase profitability in the future, which may cause the market price of our JDS to decline.
•	We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.
•	Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations and prospects.
•

The market for High Definition, or HD, video application integrated circuits is characterized by declines in average selling prices as products mature, and which could negatively affect our revenue and margins.

•

We manufacture our products based on our estimates of end-customer demand, and if our estimates are incorrect or our end-customers cancel their orders our financial results could be negatively impacted.

•	If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.
•

We rely on a limited number of independent subcontractors for the manufacture, assembly and testing of our semiconductors, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our end-customers, decrease our sales and limit our growth.

•	Changes to industry regulations relevant to our products and markets could adversely affect our business, results of operations and prospects.
•

We rely on our relationships with Original Design Manufacturers, or ODM, to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

•

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

•	We have operations outside of the United States and intend to expand our international operations, which exposes us to significant risks.
•	We face risks related to health epidemics which could adversely affect our business, financial condition and results of operations.
•	We face risks associated with doing business in China.
•

Changes in the U.S. trade environment, including potential changes in international trade relations between China and the United States, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

PART I

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

We were originally incorporated as a California corporation in April 2012, and we reincorporated as a Delaware corporation in July 2017. In September 2017, we completed our initial public offering of Japanese Depositary Shares, or JDS. We have decided to issue to the public, and list on the Mothers market of the Tokyo Stock Exchange, utilizing JDS, instead of our common stock. JDS are a representative security, and each JDS represents one share of common stock.

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

Automotive LCD Controllers:  We provide HD LCD controllers that allows us to support Liquid Crystal Display, or LCD, panels for the HD E-mirror as well as for various HD LCD panel displays inside the car.

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

Customers

We principally sell our products to distributors who, in turn, sell to original design manufacturers, or ODM, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to ODM. ODM typically design and manufacture electronic products to sell to original equipment manufacturers, or OEMs. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 60 days’ notice and do not require price protection.

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

Our sales cycles typically range from three to six months for the security surveillance market and one to three years for the automotive industry. We work directly with system designers to create demand for our products by providing them with application specific product information for their system design, engineering and procurement groups. We actively engage these groups during their design processes to introduce them to our integrated circuits. We endeavor to design our products to meet anticipated, increasingly complex and specific design requirements, but which will also support widespread demand for the products and future enhancements to them. If successful, this process culminates in a system designer deciding to use our products in their system, which we refer to as a design win. Once our product is accepted and designed into an application, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, which tends to extend the life cycle of our product. This is particularly true in the automotive industry, which typically experiences multi-year product lifecycles, sometimes up to four years or longer. In addition, a design win into a particular model of car for a specific manufacturer may translate into design wins for different models from the same auto manufacturer. If we fail to achieve an initial design win, we may lose the opportunity for sales to an end-customer for a number of its products and for a longer period of time.

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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $7.2 million, $6.5 million, and $7.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2020, we have two patent applications pending in the United States. These patent applications cover aspects of the technology in the integrated circuits we currently design and market. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

Integrated Circuit Fabrication. We currently outsource the manufacturing of our integrated circuits to Taiwan Semiconductor Manufacturing Company, or TSMC, and United Microelectronics Corporation (formerly Fujitsu Electronics America, Inc.), or UMC. We work closely with TSMC and UMC to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced manufacturing processes. Because smaller geometry process technologies lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability, with adequate capacity at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with TSMC or UMC, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with TSMC and UMC to increase yields, lower manufacturing costs and improve quality. We intend to qualify and retain additional foundries to manufacture our semiconductors in the future.

Assembly and Test. Our products are shipped from TSMC or UMC to third-party sort, assembly and test facilities where they are assembled into finished integrated circuits and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally Advanced Semiconductor Engineering, Inc., or ASE, and Sigurd Microelectronics Corporation, or Sigurd. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

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

Human Capital Resources

Our key human capital management objectives are to attract, retain and support the highest quality talent. As of December 31, 2020, we employed 78 employees. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We have not experienced any work stoppages and we consider our employee relations to be good.

As competition for qualified personnel in the semiconductor field is intense, attracting and retaining qualified employees at all levels is critical to our business. We have established comprehensive compensation, leave and benefits programs in order to attract and retain the highly qualified personnel essential to our business. We are committed to diversity, equity and inclusion at all levels of our company. We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to comply with all applicable laws related to discrimination in the workplace.

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

Corporate Information

We were originally incorporated as a California corporation in April 2012, and we reincorporated as a Delaware corporation in July 2017. Our principal executive offices are located at 2550 N. First Street, #550, San Jose, California 95131, and our telephone number is (408) 324-0588. Our website is www.techpoint.co.jp. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

We make available free of charge on our website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or the SEC. You may obtain a free copy of these reports in the Investor Relations section of our website, www.techpoint.co.jp. All reports that we file are also available at www.sec.gov.

Item 1A. Risk Factors

Investing in Japanese Depositary Shares, or JDS, and our underlying common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of the JDS could decline and you could lose part or all of your investment.

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

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2020, 2019, and 2018. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision, the largest security surveillance manufacturer in China, accounted for 28%, 50%, and 62% of our revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

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

Our revenue and operating results will fluctuate from period to period, which could cause the market price of our JDS to decline.

Our revenue and operating results are difficult to predict, have in the past fluctuated, and may in the future fluctuate from period to period. It is possible that our operating results in some periods will be below market expectations. This would likely cause the market price of our JDS to decline. Our operating results in any given period may be affected by a number of factors, including:

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

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2020, 2019, and 2018; 47%, 66%, and 85% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business, however, we may not be successful developing and marketing our solutions for this market, or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. We operate in locations where competition for engineering talent is particularly intense, including the San Francisco Bay Area. If we are unable to recruit and retain skilled personnel, our business could suffer and our financial results could decline. The loss of any key personnel or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. We do not have long-term employment contracts with any of our employees, including our key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

We may not sustain or increase profitability in the future, which may cause the market price of our JDS to decline.

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

This will harm our future financial results and negatively impact our profitability. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our JDS to decline.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 78 employees as of December 31, 2020. To manage our growth successfully, we believe we must effectively:

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

We do not have our own manufacturing or assembly facilities and have very limited in-house testing facilities. Therefore, we must rely on third-party vendors to manufacture, assemble and test the products we design. We currently rely on TSMC and UMC to produce almost all of our semiconductors. We rely on ASE and Sigurd to assemble, package and test almost all of our products. If these vendors do not provide us with high-quality products, services and production and test capacity in a timely manner, or if one or more of these vendors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill end-customer orders on a timely basis, our relationships with our end-customers could suffer and our sales could decrease. Other significant risks associated with relying on these third-party vendors include:

•	reduced control over product cost, delivery schedules and product quality;
•	potential price increases;
•	inability to achieve required production or test capacity and achieve acceptable yields on a timely basis;
•	longer delivery times;
•	increased exposure to potential misappropriation of our intellectual property;
•	shortages of materials that foundries use to manufacture products;
•	labor shortages or labor strikes; and
•	quarantines or closures of manufacturing facilities due to the outbreak of viruses, such as COVID-19, SARS, MERS, the avian flu or any similar future outbreaks in Asia.

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC, UMC, ASE nor Sigurd have provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC, UMC, ASE or Sigurd may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

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

We rely on our relationships with Original Design Manufacturers, or ODM, to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for ODM that serve a variety of end markets including home and office security surveillance, and automotive applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which producers further down the supply chain integrate into their products. For example, our solutions may be integrated into a more comprehensive video product that is incorporated into an automotive vehicle or aftermarket system and sold to consumers. We must work closely with manufacturers to ensure that each new generation of our solutions becomes qualified for use in their products. As a result, maintaining close relationships with leading product manufacturers in our target markets is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if ODM seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our end-customers, our market position and revenue could be materially and adversely affected.

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks, which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2020, 2019, and 2018. We derived 64%, 73%, and 84% of our revenue from sales to customers in China for the years ended December 31, 2020, 2019, and 2018, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

•	new and different sources of competition;
•	public health emergencies, such as COVID-19; and
•	political and economic instability, and terrorism.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We face risks related to health epidemics which could adversely affect our business, financial condition and results of operations.

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

          The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, have at times been subject to a stay-at-home order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect the progress of our research and development projects, our sales and marketing activities, product delivery schedules, and our business, financial condition and results of operations.

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

          The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could cause fluctuations in foreign currency markets, impact the availability of future borrowings, increase the cost of borrowings, increase credit risks of our customers, disrupt supply and limit the ability of third-party suppliers’, manufacturers’ and subcontractors’ ability to manufacture our products in time. We may also experience an increase in the cost of materials used to our products. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

          Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as reduced spending by businesses and end-customers, could have a material adverse effect on the demand for our products. In addition, under difficult economic conditions, potential end-customers may seek to reduce discretionary spending by forgoing products that incorporate our solutions, or our customers may seek to reduce spending by choosing alternative products. Because a significant portion of our revenue is concentrated in Asia, decreased demand for our products in Asia could have a disproportionately negative impact on our business and financial results. Currently, our customers in Asia are experiencing weakness in their markets in North and South Americas, the Middle East, and India due to the COVID-19 pandemic, which has negatively impacted our operating results for the twelve months ended December 31, 2020.

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

We face risks associated with doing business in China.

We derived 64%, 73%, and 84% of our revenue for the years ended December 31, 2020, 2019, and 2018, respectively, from distributors located in China. Additionally, for the years ended December 31, 2020, 2019, and 2018, we derived 28%, 50%, and 62%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. The recent outbreak of COVID-19 in China could adversely impact our business and results of operations. Some of the other risks related to doing business in China include:

•	the Chinese government exerts substantial influence over the manner in which we must conduct our business activities;
•	restrictions on currency exchange may limit our ability to receive and use our cash effectively;
•	there are increased uncertainties related to the enforcement of intellectual property rights;
•	the Chinese government may favor local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or generally;

•	there are increased uncertainties related to the enforcement of contracts with certain parties; and
•	more restrictive rules on foreign investment could adversely affect our ability to expand our operations in China.

As a result of our growing operations in China, these risks could have a material adverse effect on our business, results of operations and financial condition.

Changes in the U.S. trade environment, including potential changes in international trade relations between China and the United States, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

In recent years, the U.S. government has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 64% of our revenue for the year ended December 31, 2020, respectively. In addition, our largest end customer, Hikvision, who accounted for 28% of our revenue for the year December 31, 2020, is located in China and is currently included in recent trade restrictions described below.

There remains significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. On August 13, 2018, President Trump enacted the John S. McCain National Defense Authorization Act for Fiscal Year 2019, or NDAA, which includes a prohibition on U.S. government agencies from procuring certain covered telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service as a substantial or essential component of any system, or as critical technology as party of any system. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment. The NDAA does not prohibit commercial sales into the United States by Hikvision. However, these new restrictions placed on United States government procurement could negatively impact our business. In addition, on October 7, 2019, Hikvision was added to the BIS Entity List, which imposes a requirement to obtain an export license for all items subject to the Export Administration Regulations, or EAR in order to be shipped to Hikvision. Although our products are not currently subject to the EAR, and thus, do not require an export license for export to Hikvision, we may face additional requirements in the future now that Hikvision has been placed on the BIS Entity List. On June 12, 2020 Hikvision was identified by the U.S. Department of Defense in a report of “Communist Chinese military companies” operating directly or indirectly in the United States in accordance with the statutory requirement of Section 1237 of the National Defense Authorization Act for Fiscal Year 1999, as amended. On November 12, 2020, President Trump issued an Executive Order on Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies which prohibits any transaction in publicly traded securities, or any securities that are derivative of, or are designed to provide investment exposure to such securities, of any identified Communist Chinese military company. The Executive Order is not expected to directly impact our business. However, these new regulations illustrate the uncertain regulatory environment our business faces by doing a significant portion of our business in China and with Hikvision.

In addition, the former U.S. presidential administration imposed tariffs on approximately $370 billion worth of imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. Members of Congress from both political parties have expressed support for the tariffs. The current U.S. presidential administration may keep the tariffs in place and introduce more restrictive trade barriers, such as prohibiting certain types of, or all sales of certain products or products sold by certain parties into the United States. Any increased trade barriers or restrictions on global trade, especially trade with China, could have a materially adverse impact on our business and financial results.

Due to the cyclical nature of the semiconductor, electronics and automotive industries, our operating results may fluctuate significantly, which could adversely affect the market price of our JDS.

The semiconductor, electronics and automotive industries are highly cyclical and subject to rapid change and evolving industry standards and, from time to time, have experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and in certain instances accelerated erosion of prices. Any downturns in any of these industries may be severe and prolonged, and any failure of any of these industries to fully recover from downturns could harm our business. The semiconductor industry, in particular, also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor, electronics and automotive industries, which could cause the market price of our JDS to decline.

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

Our headquarters are located in Northern California and we have operations in Japan, which we intend to expand. Additionally, our third-party vendors, including TSMC, UMC, ASE and Sigurd, are also located in the Pacific Rim region. The risk of an earthquake, typhoon, tsunami or other extreme weather in the Pacific Rim region including California, Japan, and Taiwan where some of our third-party vendors are located, is significant due to the proximity of major earthquake fault lines. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Uncertain geopolitical conditions could have a material adverse effect on our business and the market on which our JDS currently trade, which could cause the market price of our JDS to decline.

Our JDS are listed on the Mothers market on the Tokyo Stock Exchange. In addition, a significant portion of our business is conducted internationally, particularly in Japan. The Japanese economy is exposed to uncertainty in geopolitical conditions, including concerns over North Korea’s nuclear weapons program. Given Japan’s close proximity to North Korea, continuing tensions between North Korea and other countries could have adverse consequences in Japan. There continues to be heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, trading on the Mothers market may be disrupted and our business operations in Japan and elsewhere could be disrupted as well. In addition, terrorist acts and other acts of violence and political unrest could have an adverse impact on our business. If our business and the trading of our JDS on the Mothers market is disrupted as a result of acts of war, hostilities, terrorism or other conditions leading to geopolitical unrest, particularly in the region surrounding Japan, the market price of our JDS could decline.

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

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries in order to reduce costs while integrating greater levels of functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. We are dependent on our relationships with our third-

party foundries to transition to smaller geometry processes successfully. We cannot assure you that our third-party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

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

Risks Related to Our Intellectual Property and Security Systems

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

Questions of infringement in the HD video applications market involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation, could cause our end-

customers to use our competitors’ products and could divert the efforts and attention of management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

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

Our security systems are designed to protect our end-customers’, suppliers’ and employees’ confidential information, as well as maintain the physical security of our facilities. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information belonging to us, our end-customers or our suppliers. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our end-customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our end-customers and partners. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Risks Related to Being a Public Company

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

As a U.S. company with securities publicly traded in Japan, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company and even beyond that of a domestic company listed in the United States. For example, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, or the Exchange Act, and are required to comply with the applicable requirements of the U.S. Sarbanes-Oxley Act and the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and internal controls and the establishment corporate governance practices. Additionally, we are required to comply with applicable securities and disclosure laws in Japan in accordance with the Financial Instruments and Exchange Act of Japan and related regulations, including a requirement to file periodic reports in Japanese, and the rules of the Tokyo Stock Exchange. Compliance with these requirements will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the JDS may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the U.S. Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the JDS could be negatively affected, and we could become subject to investigations by the TSE, the SEC, Japanese securities authorities, or other regulatory authorities, which could require additional financial and management resources.

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

We are an emerging growth company. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our JDS less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including the exemption from the auditor attestation requirements of Section 404 of the U.S. Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our JDS less attractive because we will rely on these exemptions. If some investors find our JDS less attractive as a result, there may be a less active trading market for our JDS and the trading price of our JDS may be more volatile.

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

General Risk Factors

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

Japanese Depositary Shares are a relatively new form of security and there could be unforeseen difficulties or risks associated with JDS.

Our initial public offering of JDS, a form of representative instrument authorized by Japanese law, was a unique offering for capital stock in a single non-Japanese issuer. The complexity of JDS as described in these “Risk Factors”, or other unforeseen difficulties or risks associated with JDS, could increase volatility, decrease liquidity or otherwise negatively affect the trading price of our JDS. For a further description of the JDS, please read the “Description of Japanese Depositary Shares” found in our prospectus filed pursuant to Rule 424(b)(4), on September 20, 2017.

Prior to our initial public offering in September 2017, there was no prior public market for the JDS or our underlying common stock, and the market price of our JDS may be volatile or may decline regardless of our operating performance.

Prior to our initial public offering in September 2017, there was no public market for our common stock, and an active and liquid public market for our stock may not develop or be sustained. The market price of our JDS may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders of public companies have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Due to daily price range limitations under Japanese stock exchange rules, our JDS may not be sold at a particular price on any particular trading day, or at all.

The JDS are listed on the Mothers market of the Tokyo Stock Exchange and traded as though the JDS are shares of Japanese companies. Stock prices on Japanese stock exchanges are determined on a real-time basis by the equilibrium between bids and offers. These exchanges are order-driven markets without specialists or market makers to guide price formation. To prevent excessive volatility, these exchanges set daily upward and downward price fluctuation limits for each stock, based on the previous day’s closing price. Although transactions may continue at the upward or downward limit price if the limit price is reached on a particular trading day, no transactions may take place outside these limits. Consequently, a stockholder wishing to sell their JDS at a price above or below the relevant daily limit may not be able to sell their JDS at such price on a particular trading day, or at all.

If securities analysts do not publish research or reports about our business or if they downgrade the JDS, the trading price of our JDS could decline.

The trading market for our JDS will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If fewer analysts provide coverage of our company, the price and trading volume of the JDS could suffer. If one or more of the analysts who cover us downgrade the JDS, or publish unfavorable research about our business, the trading price of our JDS would likely decline rapidly. If one or more of these analysts cease coverage of our company or fail to publish regularly, we could lose visibility in the market, which in turn could cause the trading price of our JDS to decline.

Because the trading market for our JDS is the Mothers market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

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

JDS holders are not treated as our stockholders, other than as required by law, and accordingly, a JDS holder will not have a stockholder’s rights, including the right to bring a stockholders’ derivative lawsuit against our directors and officers. JDS holders have the rights as beneficiaries as set forth in the trust agreement with Mitsubishi UFJ Trust and Banking Corporation, as Trustee, and Mizuho Securities Co., Ltd., as Initial Settlor, of the trust. JDS holders may exercise voting rights with respect to the common stock underlying their JDS only in accordance with the provisions of the trust agreement. The Trustees will notify JDS holders of the upcoming vote and arrange to deliver our voting materials. Upon receipt of voting instructions from our JDS holders in the manner set forth in the trust agreement, the Trustees for the JDS will endeavor to vote the underlying common stock in accordance with these instructions. If an instruction form does not specify any instructions, the Trustees will be deemed to have been instructed to vote in favor of our proposal. The Trustees may not vote in accordance with an instruction or submit a proxy to us unless the Trustees receive the relevant documents necessary to vote the common stock underlying the JDS at least five business days prior to the date of the stockholders meeting. Should the Trustees not receive information from a JDS holder for any reason, the JDS holders may not be able to receive the necessary documents to exercise their voting rights. As a result, JDS holders may not be able to exercise their right to vote and may lack recourse if their shares of common stock are not voted as requested.

We do not presently intend to facilitate secondary trading of our JDS or common stock in the United States and we are not taking any of the steps necessary to register our JDS or common stock with the securities division of any state within the United States or seek an exemption for such secondary trading.

We have not applied to register our JDS or common stock under the laws of any state or other jurisdiction of the United States other than under the U.S. Securities Act of 1933, or Securities Act, nor do we intend to make such an application. Until our JDS and/or common stock are listed for trading on a U.S. national securities exchange, trading in, or the offer and sale of, our JDS or common stock will be subject to the securities laws of the various states and jurisdictions of the United States in addition to U.S. federal securities law. As a result, investors may not resell their JDS or common stock in the United States without satisfying the applicable state securities law or qualifying for an exemption therefrom, including the exemptions provided under the U.S. National Securities Markets Improvement Act of 1996. These restrictions and potential costs could be significant burdens to our stockholders seeking to effect resales of our JDS or common stock within the United States.

If we decide to directly list our common stock in the future, the trading price of our JDS could decline.

We may decide in the future to directly list our common stock for quotation on an exchange, including in a different country, such as the United States. If we do so, the trading price of our JDS may decline because a market would develop in our common stock, the security underlying the JDS, and that market may become more liquid due to a number of factors. If, following this dual-listing investors prefer trading in our common stock, on a different exchange or in a different currency, liquidity in the JDS may sharply decline and as a result the trading price could decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock could be restricted by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our JDS, if any.

Holders of our JDS may not receive distributions on our common stock or any value for them if it is illegal or impractical to make them available to JDS holders.

The Trustees of the JDS have agreed to pay cash dividends or other distributions they or the custodian for the JDS receives on our common stock after deducting fees and expenses. Our JDS holders will receive these distributions in proportion to the number of shares of our common stock that such JDS represent. However, the Trustees are not responsible for making such payments or distributions if it is unlawful or impractical to make a distribution available to any holders of JDS. For example, it would be unlawful to make a distribution to a holder of JDS if it consists of securities that require registration under the Securities Act but that are not properly registered or distributed pursuant to an applicable exemption from registration. The Trustees are not responsible for making a distribution available to any holders of JDS if any government approval or registration required for such distribution cannot be obtained after reasonable efforts made by the Trustees. We have no obligation to take any other action to permit the distribution of the JDS, common stock, rights or anything else to holders of the JDS. This means that holders of our JDS may not receive the distributions we make on our common stock or any value for them if it is illegal or impractical for us to make them available. These restrictions may materially reduce the value of the JDS.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of the JDS to decline.

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

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our restated certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our restated certificate of incorporation will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

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

Item 3. Legal Proceedings

Although we are not currently subject to any litigation, and no litigation is currently threatened against us, we may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss that is reasonably estimable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our JDS are quoted in Japanese yen on the Mothers market of the Tokyo Stock Exchange under the identification code “M-6697” and began trading publicly in September 2017. Prior to that time, there was no market for our JDS.

Dividend Policy

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock could be restricted by the terms of any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our JDS, if any.

Holders of Record

As of March 8, 2021, there were approximately 80 holders of record of our common stock. This figure does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid-in capital as our repurchase right lapses. For the year ended December 31, 2020, we repurchased 3,334 shares related to unvested early exercised stock options due to termination.

Date	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 14, 2020	3,334	$ 0.97	-	-

Purchases of Unregistered Equity Securities by the Issuer

None.

Stock Performance Graph

The following graph shows a comparison from September 29, 2017 (the date our JDS commenced trading on the Mothers market of the Tokyo Stock Exchange) through December 31, 2020 of the cumulative total return for our

JDS. The graph assumes that $100 was invested on September 29, 2017 in the JDS of Techpoint, Inc., the NASDAQ Composite Index and the Japan TOPIX Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The closing price of our JDS on December 30, 2020, the last trading day of the year ended December 31, 2020, was ¥681.0 or $6.58 based on the Telegraphic Transfer Middle Rate quoted by Mitsubishi UFJ Financial Group’s official index as of December 30, 2020.

Techpoint, Inc. Comparison of Cumulative Total Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
Techpoint, Inc.
NASDAQ Composite Index
Japan TOPIX Index
9/29/17
12/31/17
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Period Ending

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

Item 6. Selected Financial Data

The selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2017 and December 31, 2016 and the selected consolidated balance sheet data as of December 31, 2018, December 31, 2017 and December 31, 2016 were derived from audited financial statements not included in this Annual Report on Form 10-K.

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

	Year Ended
	December 31,
	2020	2019	2018	2017	2016
	(amounts in thousands, except share and per share data)

Revenue	$34,339	$32,027	$31,098	$31,142	$27,156
Cost of revenue	16,132	16,387	15,316	13,221	12,735
Gross profit	18,207	15,640	15,782	17,921	14,421
Operating expenses
Research and development	7,244	6,468	7,331	5,383	4,380
Selling, general and administrative	7,265	6,777	6,636	6,193	4,678
Total operating expenses	14,509	13,245	13,967	11,576	9,058
Income from operations	3,698	2,395	1,815	6,345	5,363
Other income (expense)	218	54	229	(73)	—
Income before income taxes	3,916	2,449	2,044	6,272	5,363
Provision for income taxes	574	255	159	2,515	1,882
Net income	$3,342	$2,194	$1,885	$3,757	$3,481
Net income allocable to preferred stockholders	$—	$—	$—	$1,936	$2,627
Net income allocable to common stockholders	$3,342	$2,194	$1,885	$1,821	$854
Net income per share allocable to common stockholders:
Basic	$0.19	$0.13	$0.11	$0.25	$0.24
Diluted	$0.19	$0.12	$0.10	$0.24	$0.23
Weighted-average shares outstanding used in computing net income per share allocable to common stockholders
Basic	17,587,804	17,283,133	16,982,648	7,145,641	3,493,946
Diluted	17,929,541	17,875,971	17,991,131	8,056,329	4,358,387

	December 31,
	2020	2019	2018	2017	2016
	(amounts in thousands)

Cash and cash equivalents	$12,084	$11,391	$25,941	$21,536	$10,006
Short-term investments	$17,567	$9,475	$—	$—	$—
Property and equipment - net	$647	$535	$611	$325	$401
Total assets	$43,219	$38,546	$30,706	$26,592	$15,552
Total current liabilities	$5,454	$5,534	$1,919	$1,491	$2,226
Convertible preferred stock	$—	$—	$—	$—	$8,794
Total stockholders’ equity	$37,373	$32,380	$28,631	$24,968	$13,236

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Annual Report on Form10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

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

The following discussion and analysis should be read together with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

We have obtained or are in the process of obtaining registered trademarks for Techpoint and HD-TVI. This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 181 million integrated circuits. Our revenue was $34.3 million and $32.0 million for the years ended December 31, 2020 and 2019, respectively. Historically, we have derived a significant majority of our revenue from the security surveillance market. However, recently the mix of our revenue has changed. The automotive market accounted for 53% and 34% of our revenue for the years ended December 31, 2020 and 2019, respectively. Meanwhile, the security surveillance market accounted for 47% and 66% of our revenue for the years ended December 31, 2020 and 2019, respectively. We recognized $18.2 million and $10.8 million of revenue on sales into the automotive market for the years ended December 31, 2020 and 2019, respectively. In addition, we recognized $16.1 million and $21.2 million of revenue on sales into the security surveillance market for the years ended December 31, 2020 and 2019, respectively. We recorded net income of $3.3 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the years ended December 31, 2020 and 2019, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2020 and 2019, our research and development expense was $7.2 million and $6.5 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of December 31, 2020, we had 78 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 28% and 50% of our revenue for the years ended December 31, 2020 and 2019, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List. On June 12, 2020 Hikvision was identified by the U.S. Department of Defense in a report of “Communist Chinese military companies” operating directly or indirectly in the United States in accordance with the statutory requirement of Section 1237 of the National Defense Authorization Act for Fiscal Year 1999, as amended. On November 12, 2020, President Trump issued an Executive Order on Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies which prohibits any transaction in publicly traded securities, or any securities that are derivative of, or are designed to provide investment exposure to such securities, of any identified Communist Chinese military company. The Executive Order is not expected to directly impact our business.

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

The above conclusions are as of the date of filing of this Annual Report on Form 10-K.  It is possible that changes in U.S. regulations or policies in the future may impose restrictions, including the imposition of license requirements or even a full or partial prohibition, on our sale of products to Hikvision.

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

COVID-19 Pandemic. In December 2019, a respiratory illness caused by a novel coronavirus disease (“COVID-19”) was reported in Wuhan, Hubei Province, China, and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The full impact of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce. This includes monitoring the results from new information that may emerge concerning COVID-19 and any actions taken to contain or treat COVID-19, as well as the economic impact on our customers and markets.  We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic has had an impact on our business and that of our customers and suppliers. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. For example, employees at our headquarters located in San Jose, California, have at times been subject to a stay-at-home order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.  Despite these limitations, we have been able to secure products from our suppliers and fulfill our customers’ purchase orders during the twelve months ended December 31, 2020.

Our security surveillance market has been and is expected to continue to be affected by the weakness in our end markets in North and South Americas, the Middle East, and India due to the impact of the COVID-19 pandemic in those markets. In the third quarter of 2020, one of our largest customers significantly reduced orders to us in response to this market weakness. However, the impact to our security surveillance revenue was partially mitigated by increased revenue in the automotive market. Revenue in the automotive market increased due to increased demand associated with the usual seasonal production cycle in the automotive industry in the second half of the year. Increases in automotive market revenue and demand during the second half of the year were also attributable to multiple new design-wins that we obtained from automotive manufacturers in prior quarters going into production.

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

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2020 and 2019, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 28% and 50% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019

National Defense Authorization Act, or NDAA, could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. Government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. Government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. Government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Product adoption and safety regulations in the automotive market. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. Certain jurisdictions have passed laws and regulations requiring that all new cars sold after a certain date must contain back-up cameras including with respect to cars sold in the United States after May 2018. If these jurisdictions do not maintain and implement these rules, or if back-up cameras are not put into automobiles sold in other locations as well, or do so more slowly than we expect, our financial results could be adversely affected.

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

Components of Consolidated Statements of Operations

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of ODM, contract manufacturers and design houses. Revenue is recognized after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs may cause our research and development costs to increase in absolute dollars in the future as we increase our investment in new product development and headcount to support our development efforts.

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

General and administrative expenses consist primarily of personnel-related costs, consulting expenses, professional fees and facility costs. Professional fees principally consist of legal, audit, tax and accounting services. We expect general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a U.S. company that is publicly traded in Japan, including higher legal, insurance and accounting expenses. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of selling expenses and general and administrative expenses.

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research tax credit, foreign derived intangible income (FDII) deduction, net non-deductible stock-based compensation, international tax reform provisions, and tax benefits from stock-option exercises and dispositions.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Revenue	$34,339	$32,027	$31,098
Cost of revenue (1)	16,132	16,387	15,316
Gross profit	18,207	15,640	15,782
Operating expenses: (1)
Research and development	7,244	6,468	7,331
Selling, general and administrative	7,265	6,777	6,636
Total operating expenses	14,509	13,245	13,967
Income from operations	3,698	2,395	1,815
Other income - net	218	54	229
Income before income taxes	3,916	2,449	2,044
Provision for income taxes	574	255	159
Net income	$3,342	$2,194	$1,885

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Cost of revenue	$132	$117	$68
Research and development	543	502	355
Selling, general and administrative	811	796	941
Total	$1,486	$1,415	$1,364

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended
	December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	47	51	49
Gross profit	53	49	51
Operating expenses:
Research and development	21	20	24
Selling, general and administrative	21	21	21
Total operating expenses	42	41	45
Income from operations	11	8	6
Other income - net	1	0	1
Income before income taxes	12	8	7
Provision for income taxes	2	1	1
Net income	10%	7%	6%

Revenue

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$34,339	$32,027	$2,312	7%	$32,027	$31,098	$929	3%

Revenue increased by $2.3 million, or 7%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This was primarily due to a $7.4 million increase in automotive market revenue resulting from a 104% increase in volume of shipments, offset by a decrease in average selling price attributable to product mix. This increase in automotive market revenue was partially offset by a $5.1 million decrease in security surveillance market revenue due to a 22% decrease in volume of shipments combined with a decrease in average selling price attributable to product mix.

Revenue increased by $0.9 million, or 3%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This was primarily due to a $6.1 million increase in automotive market revenue resulting from a 147% increase in volume of shipments offset by changes in product mix due to a higher concentration of lower priced products. This increase in automotive market revenue was partially offset by a $5.1 million decrease in security surveillance market revenue due to changes in product mix due to a higher concentration of lower priced products.

We have determined that pricing of our products has remained stable in our target markets recently.  Fluctuation in our overall average selling price is directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio. When the product mix shifts towards the higher priced products in our portfolio, the average selling price will be higher than when the product mix shifts towards the lower price point products.

Revenue by Geographic Region

The table below sets forth the major components of the revenue by geographic region for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020	2019	2018
China	64%	73%	84%
Taiwan	19	13	3
South Korea	14	11	9
Japan	2	3	4
Other	1	-	-
Total revenue	100%	100%	100%

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$16,132	$16,387	$(255)	(2)%	$16,387	$15,316	$1,071	7%
Gross margin	53%	49%			49%	51%

Cost of revenue decreased $0.3 million, or 2%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Gross margin increased to 53% for the year ended December 31, 2020 from 49% for the year ended December 31, 2019. Cost of revenue decreased primarily due to a $1.1 million decrease as a result of a decrease in inventory write-downs, increased utilization of previously reserved inventory, decreased warranty expense and product mix, partially offset by a $0.8 million increase in cost of goods sold primarily attributable to a 16% increase in volume of shipments. Gross margin was positively impacted by these changes.

Cost of revenue increased $1.1 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Gross margin decreased to 49% for the year ended December 31, 2019 from 51% for the year ended December 31, 2018. The increase in cost of revenue was primarily attributable to a 23% increase in volume of shipments and a $0.4 million increase in inventory write downs. The decrease in gross margin was attributable to the increase in inventory write downs and changes in product mix.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and Development Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$7,244	$6,468	$776	12%	$6,468	$7,331	$(863)	(12)%

Research and development expense increased $0.8 million, or 12%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily due to a $1.0 million increase in tape-out expenses and a $0.1 million increase in design fees and other costs associated with the development of new products, and a $0.1 million increase in personnel costs, partially offset by a $0.4 million decrease in external design fees and software costs.

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

Selling, General and Administrative Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$7,265	$6,777	$488	7%	$6,777	$6,636	$141	2%

Selling, general and administrative expenses increased by $0.5 million, or 7%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was due to a $0.8 million increase primarily in personnel costs and professional service fees attributable to additional administrative efforts associated with operating as a U.S. company that is publicly traded in Japan, insurance and rent, partially offset by a $0.3 million decrease in marketing activities due to lower trade show costs and lower travel expenses.

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

Other Income and Expense

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Other income - net	$218	$54	$164	304%	$54	$229	$(175)	(76)%

Other income - net for the year ended December 31, 2020 increased by $0.2 million, or 304% as compared to the year ended December 31, 2019 primarily due to the net interest income from investments.

Other income - net for the year ended December 31, 2019 decreased by $0.2 million, or 76% as compared to the year ended December 31, 2018 primarily due to foreign currency exchange transactions and foreign currency fluctuations.

  Provision for Income Taxes

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2019	Amount	%	2019	2018	Amount	%
	(dollars in thousands)
Provision for income taxes	$574	$255	$319	125%	$255	$159	$96	60%

The provision for income taxes increased by $0.3 million, or 125%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in the provision for income taxes was primarily due to an increase in taxable income.

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

Our cash, cash equivalents and short-term investments as of December 31, 2020 were $29.7 million. We believe our existing cash, cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Net cash provided by operating activities	$2,725	$3,417	$4,440
Net cash used in investing activities	(2,093)	(18,053)	(376)
Net cash provided by financing activities	61	86	341
Net increase (decrease) in cash and cash equivalents	$693	$(14,550)	$4,405

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2020, net cash provided by operating activities was $2.7 million, primarily due to net income of $3.3 million and non-cash charges of $2.9 million primarily attributable to stock-based compensation, noncash lease expense, depreciation and amortization, and provision for excess inventories, partially offset by cash outflow from the net change in operating assets and liabilities of $3.5 million. The cash outflow from the net change in operating assets and liabilities was primarily due to a $3.0 million cash outflow for inventory due to unit production exceeding product sales during the period, a $0.6 million cash outflow in customer deposits due to timing of customer payments and a $0.6 million cash outflow in other liabilities attributable to the change in operating lease liabilities, partially offset by $0.5 million accrued expenses and $0.3 million prepaid expenses due to timing of payments to vendors.

During the year ended December 31, 2019, net cash provided by operating activities was $3.4 million, primarily due to net income of $2.2 million, non-cash charges of $3.0 million primarily attributable to stock-based compensation, provision for excess inventories and noncash lease expense offset by cash outflow from the net change in operating assets and liabilities of $1.8 million. The cash outflow from the net change in operating assets and liabilities was primarily due to a $4.6 million cash outflow for inventory due to unit production exceeding product sales during the period, offset by a $1.4 million cash inflow in customer deposits due to timing of customer payments and a $1.2 million cash inflow in accrued expenses attributable to the timing of services performed.

During the year ended December 31, 2018, net cash provided by operating activities was $4.4 million, primarily due to net income of $1.9 million, non-cash charges of $2.1 million primarily attributable to stock-based compensation, provision for excess inventories, depreciation and amortization and deferred income taxes, and cash inflow provided by the change in net operating assets and liabilities of $0.5 million. The cash inflow due to the change in net operating assets and liabilities was primarily due to a $0.4 million cash inflow in inventory due to product sales in excess of units manufactured during the period and a $0.2 million cash inflow in accounts payable attributable to the timing of payments made to our vendors.

Investing Activities

During the year ended December 31, 2020, cash used in investing activities was $2.1 million primarily due to a $12.6 million cash outflow attributable to the purchase of debt securities and a $0.5 million cash outflow due to purchases of property and equipment, partially offset by a $11.0 million cash inflow due to proceeds from maturities of debt securities.

During the years ended December 31, 2019, cash used in investing activities was $18.1 million due to a $17.7 million cash outflow attributable to the purchase of investments.

During the year ended December 31, 2018, cash used in investing activities was $0.4 million due to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2020 and 2019, cash provided by financing activities was $0.1 million and $0.1 million, respectively, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units.

During the year ended December 31, 2018, cash provided by financing activities was $0.3 million, primarily due to net proceeds from the exercise of stock options.

Contractual Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2020 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$1,006	$740	$266	$—
Purchase commitments	360	267	93	—
Total	$1,366	$1,007	$359	$—

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported.

The following paragraphs discuss the items that we believe are the critical accounting policies most affected by significant management estimates and judgments. Please see Note 1 of Part II, Item 8 of this Annual Report on Form 10-K for further information on all significant accounting policies.

Revenue Recognition

We principally sell our products to distributors who, in turn, sell to ODM, contract manufacturers and design houses. We account for revenue under Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, we satisfy our performance obligations and primarily recognize revenue upon shipment, at which time control of our products is transferred to our customers. We apply the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1. Organization and Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange Rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31, 2020, 2019, and 2018. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the years ended December 31, 2020, 2019, and 2018 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in other income-net on our Consolidated Statements of Operations and Comprehensive Income.

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

A hypothetical increase or decrease of 10% in interest rates for the years ended December 31, 2020, 2019, and 2018 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of investments during that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2019, due to the adoption of Topic 842, “Leases.”

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

San Jose, California

March 12, 2021

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12,084	$11,391
Short-term investments	17,567	9,475
Accounts receivable	118	107
Inventory	8,901	6,048
Prepaid expenses and other current assets	614	875
Total current assets	39,284	27,896
Property and equipment - net	647	535
Deferred tax assets	588	677
Right-of-use assets	959	1,058
Other assets	1,741	8,380
Total assets	$43,219	$38,546
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,457	$1,535
Accrued liabilities	2,523	2,012
Liability related to early exercised stock options	19	67
Customer deposits	735	1,371
Lease liabilities	720	549
Total current liabilities	5,454	5,534
Other liabilities	392	632
Total liabilities	5,846	6,166
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of December 31, 2020 and 2019; nil shares issued and outstanding as of December 31, 2020 and 2019.	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of December 31, 2020 and 2019; 17,690,062 and 17,449,572 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	22,523	20,928
Accumulated other comprehensive income (loss)	41	(15)
Retained earnings	14,807	11,465
Total stockholders’ equity	37,373	32,380
Total liabilities and stockholders’ equity	$43,219	$38,546

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019	2018
Revenue	$34,339	$32,027	$31,098
Cost of revenue	16,132	16,387	15,316
Gross profit	18,207	15,640	15,782
Operating expenses
Research and development	7,244	6,468	7,331
Selling, general and administrative	7,265	6,777	6,636
Total operating expenses	14,509	13,245	13,967
Income from operations	3,698	2,395	1,815
Other income - net	218	54	229
Income before income taxes	3,916	2,449	2,044
Income tax provision	574	255	159
Net income	$3,342	$2,194	$1,885
Net income per share:
Basic	$0.19	$0.13	$0.11
Diluted	$0.19	$0.12	$0.10
Weighted-average shares outstanding used in computing net income per share:
Basic	17,587,804	17,283,133	16,982,648
Diluted	17,929,541	17,875,971	17,991,131
Comprehensive income:
Net income	$3,342	$2,194	$1,885
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax of $11 for year ended December 31, 2020	56	(15)	—
Comprehensive income	$3,398	$2,179	$1,885

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2017	16,752,171	$2	$17,580	$—	$7,386	$24,968
Issuance of common stock upon exercise of stock options and vesting of early exercised options	368,632	—	423	—	—	423
Issuance of common stock upon vesting of restricted stock units	10,500	—	-	—	—	-
Shares repurchased for tax withholdings on vesting of restricted stock units	(796)	—	(9)	—	—	(9)
Stock-based compensation	-	—	1,364	—	—	1,364
Net income	-	—	-	—	1,885	1,885
Balances as of December 31, 2018	17,130,507	$2	$19,358	$—	$9,271	$28,631
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(15)	—	(15)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	249,848	—	243	—	—	243
Issuance of common stock upon vesting of restricted stock units	82,600	—	-	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(13,383)	—	(88)	—	—	(88)
Stock-based compensation	—	—	1,415	—	—	1,415
Net income	—	—	-	—	2,194	2,194
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive income - unrealized gain on available-for-sale debt securities	—	—	—	56	—	56
Issuance of common stock upon exercise of stock options and vesting of early exercised options	123,817	—	224	—	—	224
Issuance of common stock upon vesting of restricted stock units	141,175	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(24,502)	—	(115)	—	—	(115)
Stock-based compensation	—	—	1,486	—	—	1,486
Net Income	-	—	-	—	3,342	3,342
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income	$3,342	$2,194	$1,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358	331	244
Stock-based compensation	1,486	1,415	1,364
Amortization of premium (discount) on available-for-sale investments	141	—	—
Write-off of deferred costs and long lived assets	3	—	57
Inventory valuation adjustment	164	710	301
Deferred income taxes	78	(117)	92
Noncash lease expense	684	643	—
Changes in operating assets and liabilities:
Accounts receivable	(11)	129	(143)
Inventory	(3,017)	(4,551)	339
Prepaid expenses and other current assets	330	128	42
Other assets	(13)	(11)	(56)
Accounts payable	(76)	621	151
Accrued expenses	546	1,231	145
Customer deposits	(636)	1,369	(4)
Lease liabilities	(101)	(350)	—
Other liabilities	(553)	(325)	23
Net cash provided by operating activities	2,725	3,417	4,440
Cash Flows From Investing Activities
Purchase of property and equipment	(508)	(316)	(376)
Purchase of debt securities	(12,594)	(17,737)	—
Proceeds from maturities of debt securities	11,009	—	—
Net cash used in investing activities	(2,093)	(18,053)	(376)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	176	174	407
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(115)	(88)	(9)
Payments of deferred costs	—	—	(57)
Net cash provided by financing activities	61	86	341
Net increase (decrease) in cash and cash equivalents	693	(14,550)	4,405
Cash and cash equivalents at beginning of period	11,391	25,941	21,536
Cash and cash equivalents at end of period	$12,084	$11,391	$25,941

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$67	$35	$44
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$51	$89	$173
Vesting of early exercised options	$44	$67	$74

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

Basis of Consolidation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income- net in the Consolidated Statements of Operations.

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers (“ODM”), contract manufacturers and design houses. The Company accounts for revenue under Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its consolidated balance sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to our customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the consolidated financial statements include inventory valuation and valuation allowance for recorded deferred tax assets. These estimates are based upon information available as of the date of the consolidated financial statements. Actual results could differ materially from those estimates.

COVID-19

In March 2020, the World Health Organization characterized a respiratory illness caused by a novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. For example, employees at our headquarters located in San Jose, California, have at times been subject to a stay-at-home order from the state government since March 2020. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may be re-implemented for a significant period of time which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.

Our security surveillance market has been affected by the weakness in our end markets in North and South Americas, the Middle East, and India due to the impact of the COVID-19 pandemic in those markets. In the third quarter of 2020, one of our largest customers significantly reduced orders to us in response to this market weakness. However, the impact to our security surveillance revenue was partially mitigated by revenue in the automotive market due to demand increase associated with the usual seasonal production cycle in the automotive industry in the second half of the year and multiple new design-wins that we obtained from automotive manufacturers in prior quarters going into production.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:
	Year Ended
	December 31,
	2020	2019	2018
Customer
Customer A	46%	57%	76%
Customer B	12%	*	*
Customer C	10%	*	*
End-Customer
End-Customer A (1)	28%	50%	62%

*	Less than 10%

(1)	Sales to End-Customer A primarily occurred through Customer A

Concentration of Supplier Risk

The Company is a fabless producer of semiconductors and it currently relies on Taiwan Semiconductor Manufacturing Company Limited and United Microelectronics Corporation (formerly Fujitsu Electronics America, Inc.) to produce substantially all of its semiconductors. Also, it relies on Advanced Semiconductor Engineering, Inc. and Sigurd Microelectronics Corporation to assemble, package and test substantially all of its semiconductors to satisfy substantially all of the Company’s production requirements. The failure of any subcontractor to fulfill the production requirements of the Company on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in either subcontractor would cause delays in the Company’s products and potentially result in a significant loss of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, the fair value of which approximates cost.

Financial Instruments

Financial instruments held by the Company consist primarily of corporate bonds, commercial paper and money market funds. The Company classifies the securities with remaining maturities of twelve months or less as short-term investments, and remaining maturities of over twelve months as long-term investments. The Company’s financial instruments are classified as available-for-sale, and the long-term investments are included in other assets. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income (loss) and reported as a component of stockholders’ equity. Interest is included in other income - net on the consolidated statements of operations and comprehensive income.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold and whether the Company will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income, net and the remaining noncredit loss portion in accumulated other comprehensive income (loss).

Fair Value of Financial Instruments

The Company estimates the fair value of certain financial assets and liabilities based on available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. See Note 3 “Fair Value Measurements of Financial Instruments” of these Notes to Consolidated Financial Statements for a further discussion on fair value of financial instruments.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished good parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2020 and 2019 was $0.2 million and $0.7 million, respectively.

Property and Equipment

Property and equipment, are stated at cost less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from two to three years for computer equipment and software, furniture and leasehold improvements.

The Company evaluates the recoverability of property, plant and equipment in accordance with ASC No. 360, Accounting for Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options and restricted stock unit awards, based on the grant date fair value of the award. The fair value of a stock option award is estimated using the Black-Scholes option pricing model which requires the Company to estimate certain key assumptions including, stock price, future stock price volatility, expected term of the options, risk free rates, and dividend yields. The fair value of a restricted stock unit is determined based on the fair value of the Company’s common stock on the date of grant. The Company adjusts compensation expense for forfeiture of equity incentive awards as they occur. The resulting cost is recognized over the period that the employee is required to provide services for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts based on the department to which the related employee is assigned. See Note 8 “Stock-Based Compensation” for a description of the Company’s stock-based employee compensation plans and the assumptions the Company uses to calculate the fair value of stock-based employee compensation.

Stock-based awards issued to non-employees are recognized as expense over the requisite service period at their then current fair value. The Company determines the fair value of its stock-based awards issued to non-employees utilizing the Black-Scholes option pricing model. Stock-based compensation expense for stock-based awards issued to nonemployees is recognized over the requisite service period or when it is probable that the performance condition will be satisfied. The fair value of stock-based awards to non-employees is measured at each reporting period until a measurement date is reached. Upon the early adoption of ASU 2018-07 on July 1, 2018 in the third quarter of fiscal 2018, non-employee stock awards were remeasured at fair value on the date of adoption; the remaining unamortized expense on the date of adoption is being recognized over the remaining vesting term.

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

ASC 740-10 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the Consolidated Statements of Operations and Comprehensive Income.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has determined that the new standard had no material impact on its disclosures as of and for the year ended December 31, 2020.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company will adopt this guidance on January 1, 2021. The impact of this guidance is not expected to have any material impact on the Company’s consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Work in process	$4,925	$2,529
Finished goods	3,976	3,519
Total inventory	$8,901	$6,048

Property and Equipment - Net

Property and equipment - net consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Computer equipment and software	$1,851	$1,405
Leasehold improvements	84	89
Furniture	36	30
Total property and equipment	1,971	1,524
Less: accumulated depreciation	(1,324)	(989)
Total property and equipment - net	$647	$535

The Company recorded $0.4 million, $0.3 million and $0.2 million of depreciation expense for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued inventory	$931	$283
Payroll-related expenses	889	780
Taxes payable	346	72
Engineering services	258	637
Accrued warranty	60	194
Professional fees	25	31
Other	14	15
Total accrued liabilities	$2,523	$2,012

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.7 million and $1.4 million as of December 31, 2020 and December 31, 2019, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the year ended December 31, 2020, the Company recognized $1.4 million of revenue from the December 31, 2019 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,400	$—	$—	$6,400
Commercial paper	1,750	—	—	1,750
Corporate bonds	17,286	53	(2)	17,337
Total available-for-sale securities	$25,436	$53	$(2)	$25,487
Reported in:
Cash and cash equivalents				$6,400
Short-term investments				17,567
Other assets				1,520
Total available-for-sale securities				$25,487

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	6,965	—	(3)	6,962
Corporate bonds	12,943	1	(13)	12,931
Total available-for-sale securities	$21,935	$1	$(16)	$21,920
Reported in:
Cash and cash equivalents				$4,275
Short-term investments				9,475
Other assets				8,170
Total available-for-sale securities				$21,920

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,916	$23,967
Due between one to two years	1,520	1,520
	$25,436	$25,487

The Company had 2 investments in unrealized loss positions as of December 31, 2020. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $2.6 million with unrealized losses of $1,718 as of December 31, 2020. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2020.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of December 31, 2020.

There were no sales of available-for-sale securities for the years ended December 31, 2020 and 2019.

Fair Value Measurements

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

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

The following table sets forth our financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2020
Financial assets - available-for-sale securities
Money market funds	$6,400	$—	$—	$6,400
Commercial paper	—	1,750	—	1,750
Corporate bonds	—	17,337	—	17,337
Total financial assets - available-for-sale securities	$6,400	$19,087	$—	$25,487
As of December 31, 2019
Financial assets - available-for-sale securities
Money market funds	$2,027	$—	$—	$2,027
Commercial paper	—	6,962	—	6,962
Corporate bonds	—	12,931	—	12,931
Total financial assets - available-for-sale securities	$2,027	$19,893	$—	$21,920

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
China	$22,105	$23,533	$26,175
Taiwan	6,587	4,061	897
South Korea	4,660	3,414	2,685
Japan	610	908	1,310
Other	377	111	31
Total revenue	$34,339	$32,027	$31,098

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Automotive	$18,235	$10,849	$4,773
Security surveillance	16,104	21,178	26,325
Total revenue	$34,339	$32,027	$31,098

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Taiwan	$575	$409
United States	33	49
Japan	20	54
South Korea	12	4
China	7	19
Total property and equipment - net	$647	$535

5. Commitments and Contingencies

Operating leases

In connection with the adoption of ASC 842, Leases, beginning with the first quarter of 2019, the Company’s leases are recorded as operating lease right-of-use (“ROU”) assets and operating leases liabilities. The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancelable lease agreements expiring through fiscal year 2022. The Company’s agreements do not include variable lease payments or any restrictions or covenants imposed by the leases. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s lease assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have yet to be commenced.

As of December 31, 2020, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Right-of-use assets	$959	$1,058
Lease liabilities － Current	$720	$549
Lease liabilities － Non-Current	270	518
Total lease liabilities	$990	$1,067

Rent expense under operating leases was $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The rent expense recognized from short-term leases was $24,000 for each of the years ended December 31, 2020 and 2019.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$739	$686
Cash paid for operating leases	$739	$695
Right-of-use assets obtained in exchange for operating lease liabilities (1)
Upon adoption of Topic 842		$839
New leases commenced during the period	$585	$997
Weighted average remaining term for operating leases	1.40 years	1.94 years
Weighted average discount rate for operating leases	6.0%	6.0%

          (1)     During the year ended December 31, 2020, the Company modified four existing operating leases. One of the lease modifications was treated as a separate contract as an additional right-of-use asset was granted. During the year ended December 31, 2019, the Company entered into one new operating lease and modified one existing operating lease.  The lease modification was not treated as a separate contract as no additional right of use was granted. Balance is comprised of the commencement date asset value of the leases commenced during the year as well as the asset value of the leases existing at the date of ASC 842 adoption.

As of December 31, 2020, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2021	740
2022	266
Total	$1,006
Less effects of discounting	(16)
Lease liabilities recognized	$990

Purchase Commitments

As of December 31, 2020, the Company had purchase commitments with its third-party suppliers through fiscal year 2023. Future minimum payments under purchase commitments are $0.3 million, $0.1 million, and $22,000 for the years ending December 31, 2021, 2022 and 2023, respectively.

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

Indemnification

During the normal course of business, the Company may make certain indemnities, commitments and guarantees which may include intellectual property indemnities to certain of the Company’s customers in connection with the sales of the Company’s products and indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by a customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in such capacities.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2020 and 2019. The shares of preferred stock issued and outstanding was nil as of December 31, 2020 and 2019.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2020 and 2019. As of December 31, 2020, the shares of common stock issued and outstanding were 17,690,062 excluding approximately 7,835 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2019, the shares of common stock issued and outstanding were 17,449,572 excluding 51,006 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2020
Outstanding stock awards	1,175,865
Shares available for future issuance under the 2017 Stock Incentive Plan	5,485,779
Total common stock reserved for future issuances	6,661,644

7. Stock Award Plan

Stock Incentive Plan

In April 2012, the Company adopted the 2012 Stock Option Plan (“2012 Plan”). The 2012 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Company’s Board of Directors. Under the terms of the 2012 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options must be at least 110% of the fair market value of the common stock on the grant date, as determined by the Company’s board of directors. The terms of options granted under the 2012 Plan may not exceed ten years.

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2019	4,847,877
Authorized	700,023
Granted	(206,500)
Canceled	144,379
As of December 31, 2020	5,485,779

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as a liability related to early exercised stock options and reclassified to common stock and additional paid-in capital as the repurchase right lapses.

For the years ended December 31, 2020 and 2019, the Company did not issue unvested shares of common stock upon early exercise, and for the year ended December 31, 2018, the Company issued 27,333 unvested shares of common stock, upon early exercise for total proceeds of $0.1 million.

For the years ended December 31, 2020, 2019, and 2018, the Company repurchased 3,334, 5,584, and 6,834 shares of unvested common stock, respectively, related to early exercised options at the original purchase price. As of December 31, 2020 and 2019, 7,835 and 51,006 shares, respectively, held by employees were subject to repurchase at an aggregate price of approximately $19,000 and $0.1 million, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2019	850,334	$2.30	6.8	$3,587
Granted	—	-
Exercised (1)	(123,817)	1.81
Canceled	(9,502)	2.24
As of December 31, 2020	717,015	2.38	5.9	3,024
Options vested and expected to vest as of December 31, 2020	717,015	2.38	5.9	3,024
Options vested and exercisable as of December 31, 2020	551,771	2.25	5.8	2,400

(1)	Includes vesting of early-exercised option

The stock options outstanding and exercisable by exercise price at December 31, 2020 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	32,850	3.1	$0.16	32,850	$0.16
0.37	52,084	4.4	0.37	52,084	0.37
0.97	73,567	5.2	0.97	65,949	0.97
2.51	113,152	5.7	2.51	87,384	2.51
2.89	43,000	6.2	2.89	30,000	2.89
2.93	298,922	6.4	2.93	216,649	2.93
3.18	103,440	6.6	3.18	66,855	3.18
	717,015	5.9	2.38	551,771	2.25

The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019, and 2018 was $0.2 million, $0.9 million, and $2.9 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over a five-year period and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2019	503,900	$8.48
Granted	206,500	4.44
Released	(116,673)	8.18
Canceled	(134,877)	8.10
As of December 31, 2020	458,850	6.85

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Cost of revenue	$132	$117	$68
Research and development	543	502	355
Selling, general and administrative	811	796	941
Total	$1,486	$1,415	$1,364

The remaining unrecognized stock-based compensation related to non-vested awards was $3.2 million as of December 31, 2020 and will be recognized over a weighted average remaining period of approximately 3.3 years.

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

Risk-free interest rate — The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term to the awards for each award group.

Expected term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. To determine the expected term, the Company generally applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

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

Employee Stock Awards

The Company did not grant any stock options to employees during the years ended December 31, 2020, 2019 and 2018. The weighted-average grant date fair value for employee restricted stock units for the years ended December 31, 2020, 2019 and 2018 were $4.44, $7.27 and $11.09, respectively.

Non-Employee Stock Awards

The Company did not grant any stock awards to non-employees during the years ended December 31, 2020, 2019 and 2018. Non-employee stock awards are measured at fair value on the grant date and the relating stock-based compensation expense is recognized as awards vest. Upon the early adoption of ASU 2018-07 on July 1, 2018 in the third quarter of fiscal 2018, non-employee stock awards were remeasured at fair value on the date of adoption; the remaining unamortized expense on the date of adoption is being recognized over the remaining vesting term.

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except share and per share data):

	Year Ended
	December 31,
	2020	2019	2018
Numerator:
Basic:
Net income	$3,342	$2,194	$1,885
Diluted:
Net income	$3,342	$2,194	$1,885
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	17,587,804	17,283,133	16,982,648
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	341,737	592,838	1,008,483
Weighted-average shares outstanding used in computing diluted net income per share	17,929,541	17,875,971	17,991,131
Net income per share:
Basic	$0.19	$0.13	$0.11
Diluted	$0.19	$0.12	$0.10

(1)	Including early-exercised options

The potentially dilutive securities outstanding related to stock options as of December 31, 2020, 2019, and 2018 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 678,000, 382,000, and 155,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Domestic	$3,664	$2,226	$1,866
Foreign	252	223	178
Income before income taxes	$3,916	$2,449	$2,044

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Current:
Federal	$453	$315	$36
Foreign	39	56	30
State	1	1	1
Total Current	493	372	67
Deferred - net	81	(117)	92
Provision for income taxes	$574	$255	$159

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2020	2019	2018
U.S. statutory federal taxes at statutory rate	21.00%	21.00%	21.00%
State taxes - net of federal benefit	0.02	0.03	0.03
Research and development benefit	(5.54)	(9.81)	(7.73)
Stock-based compensation	4.98	6.14	(5.26)
Foreign derived intangible income (FDII)	(7.43)	(11.18)	(3.26)
Permanent items and other	(0.44)	1.23	(0.44)
Change in valuation allowance	2.07	3.03	3.40
Effective tax rate	14.66%	10.44%	7.74%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$85	$85
Research and other credits	533	452
Accruals	363	372
Lease liability	100	164
Intangibles	234	264
Other	126	122
Total deferred tax assets	1,441	1,459
Valuation allowance	(618)	(538)
Deferred tax liabilities:
Property and equipment - net	(126)	(95)
Right-of-use assets	(98)	(149)
Other	(11)	-
Total deferred tax liabilities	(235)	(244)
Deferred tax assets - net	$588	$677

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of current period taxable income and its expected recurring profitability, management believes it is more likely than not the Company will realize benefits of deductible differences for U.S. federal tax and thus has not recorded a valuation allowance. However, the Company has recorded a full valuation allowance against its California deferred tax asset as management has concluded it is more likely than not that these future benefits will not be realized due to its 0% California apportionment. The valuation allowance increased by $0.1 million during each of the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, the Company had net operating loss carryforwards (“NOL”) of nil for federal income tax purposes and approximately $1.2 million for California state income tax purposes. These NOL carryforwards will begin to expire in 2032 if unused. As of December 31, 2020, the Company had U.S. federal and California state tax credit carryforwards of nil and $0.9 million, respectively. The California tax credit carryforward carries forward indefinitely.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an "ownership change", as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in our judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2020, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company’s effective tax rate. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2020	2019
Balance at the beginning of the year	$295	$293
Increases related to current year tax positions	71	64
Decreases related to current year tax positions	(29)	(62)
Balance at the end of the year	$337	$295

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $4,500 and $2,900 of accrued interest and penalties related to uncertain tax positions as of December 31, 2020 and 2019, respectively.

The 2017 through 2020 tax years remain subject to examination by U.S. federal tax authorities and the 2016 through 2020 tax years by state tax authorities. The Company is not currently under audit with either the IRS or any state or local jurisdiction, nor has it been notified of any other potential future state income tax audit.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (“CAA, 2021”). CAA, 2021 contains numerous individual, business, payroll, disaster, and energy-related tax provisions, as well as tax extenders. Many of the provisions, including $600 stimulus payments, and an extension of payroll credits, relate to the COVID-19 pandemic. The COVID-related Tax Relief Act of 2020 and the Taxpayer Certainty and Disaster Tax Relief Act of 2020, both part of CAA, 2021, contains numerous provisions related to businesses.

There were no impacts in the current year as a result of the CARES Act and CAA, 2021. The Company will continue to examine the elements of the CARES Act and CAA, 2021 for any impact they may have on the Company’s future business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors”, “Executive Officers of the Registrant” and “– Board Committees – Audit Committee and Financial Expert” contained in our Proxy Statement for our 2021 annual meeting of stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2020 (the “Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Equity Compensation Plan Information” in the Proxy Statement.

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

4.4

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed March 13, 2020).

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

10.6

Lease between the Company and Silicon Valley Center Office LLC, dated September 22, 2014, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.7

Amendment to Lease, dated October 7, 2019, by and between the Company and Silicon Valley Center Office LLC Amendment to Lease, dated October 7, 2019, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 13, 2020).

10.8#†	Offer Letter, dated November 24, 2020, by and between the Company and Maureen Monahan.
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included in the signature page hereof).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TECHPOINT, INC.

Date: March 12, 2021	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fumihiro Kozato and Maureen A. Monahan, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Fumihiro Kozato	President and Chief Executive Officer	March 12, 2021
	Fumihiro Kozato	(Principal Executive Officer)

	/s/ Maureen A. Monahan	Chief Financial Officer, and Vice President of	March 12, 2021
	Maureen A. Monahan	Administrations (Principal Financial and Accounting Officer)

	/s/ Dr. Feng Kuo	Director	March 12, 2021
Dr. Feng Kuo

	/s/ Robert Cochran	Director	March 12, 2021
Robert Cochran

	/s/ Fun-Kai Liu	Director	March 12, 2021
Fun-Kai Liu

	/s/ Koji Mori	Director	March 12, 2021
Koji Mori

	/s/ Dr. Yaichi Aoshima	Director	March 12, 2021
Dr. Yaichi Aoshima

*By	/s/ Fumihiro Kozato
Fumihiro Kozato Attorney-in-Fact