Form 10-Q
period 2021-03-31
Techpoint, Inc.
filed 2021-05-12
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55843

Techpoint, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0806545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 N. First Street, #550

San Jose, CA USA 95131

(Address of principal executive offices) (Zip Code)

(408) 324-0588

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 7, 2021, the registrant had 17,789,737 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,649	$12,084
Short-term investments	11,791	17,567
Accounts receivable	120	118
Inventory	10,273	8,901
Prepaid expenses and other current assets	553	614
Total current assets	46,386	39,284
Property and equipment ̶ net	612	647
Deferred tax assets	521	588
Right-of-use assets	823	959
Other assets	1,729	1,741
Total assets	$50,071	$43,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,532	$1,457
Accrued liabilities	2,128	2,523
Liability related to early exercised stock options	12	19
Customer deposits	2,813	735
Lease liabilities	714	720
Total current liabilities	8,199	5,454
Other liabilities	247	392
Total liabilities	8,446	5,846
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of March 31, 2021 and December 31, 2020; nil shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 17,758,033 and 17,690,062 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	22,942	22,523
Accumulated other comprehensive income	21	41
Retained earnings	18,660	14,807
Total stockholders’ equity	41,625	37,373
Total liabilities and stockholders’ equity	$50,071	$43,219

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$14,556	$7,511
Cost of revenue	6,835	3,374
Gross profit	7,721	4,137
Operating expenses
Research and development	1,258	2,238
Selling, general and administrative	1,946	1,866
Total operating expenses	3,204	4,104
Income from operations	4,517	33
Other income – net	19	85
Income before income taxes	4,536	118
Income tax provision	683	25
Net income	$3,853	$93
Net income per share:
Basic	$0.22	$0.01
Diluted	$0.21	$0.01
Weighted average shares outstanding used in computing net income per share
Basic	17,735,671	17,498,533
Diluted	18,397,654	17,908,970
Comprehensive income:
Net income	$3,853	$93
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of $5 and $20 for three months ended March 31, 2021 and 2020, respectively	(20)	(93)
Comprehensive income	$3,833	$—

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(93)	—	(93)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	58,310	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	21,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,264)	—	(28)	—	—	(28)
Stock-based compensation	—	—	390	—	—	390
Net income	—	—	—	—	93	93
Balances as of March 31, 2020	17,525,043	$2	$21,393	$(108)	$11,558	$32,845

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	47,766	—	77	—	—	77
Issuance of common stock upon vesting of restricted stock units	24,125	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,920)	—	(29)	—	—	(29)
Stock-based compensation	—	—	371	—	—	371
Net income	—	—	—	—	3,853	3,853
Balances as of March 31, 2021	17,758,033	$2	$22,942	$21	$18,660	$41,625

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$3,853	$93
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102	80
Stock-based compensation	371	390
Amortization of premium on available-for-sale investments	49	7
Loss on disposal of long-lived assets	6	—
Inventory valuation adjustment	5	12
Deferred income taxes	72	(5)
Noncash lease expense	177	165
Changes in operating assets and liabilities:
Accounts receivable	(2)	72
Inventory	(1,377)	(380)
Prepaid expenses and other current assets	61	141
Other assets	9	4
Accounts payable	1,073	474
Accrued expenses	(430)	(735)
Customer deposits	2,078	(937)
Lease liabilities	(43)	(35)
Other liabilities	(149)	(109)
Net cash provided by (used in) operating activities	5,855	(763)
Cash Flows From Investing Activities
Purchase of property and equipment	(36)	(146)
Purchase of debt securities	—	(2,038)
Proceeds from maturities of debt securities	5,705	1,250
Net cash provided by (used in) investing activities	5,669	(934)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	70	89
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(29)	(28)
Net cash provided by financing activities	41	61
Net increase (decrease) in cash and cash equivalents	11,565	(1,636)
Cash and cash equivalents at beginning of period	12,084	11,391
Cash and cash equivalents at end of period	$23,649	$9,755

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$11	$38
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$—	$20
Vesting of early exercised options	$7	$14

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Techpoint, Inc. (together with its wholly-owned subsidiaries, the “Company”) was originally incorporated in California in April 2012 and reincorporated in Delaware in July 2017. The Company is a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. The Company is headquartered in San Jose, California.

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income-net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K.

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

Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to the customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation and valuation allowance for recorded deferred tax assets. These estimates are based upon information available as of the date of the condensed consolidated financial statements. Actual results could differ materially from those estimates.

COVID-19

Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for our products. Although the Company continues to work with its suppliers as well as its manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2021	2020
Customer
Customer A	59%	42%
Customer B	10%	16%
Customer C	10%	11%
End-Customer
End-Customer A (1)	42%	34%
(1)	Sales to End-Customer A primarily occurred through Customer A.

The Company currently relies on Taiwan Semiconductor Manufacturing Company Limited and United Microelectronics Corporation (formerly Fujitsu Electronics America, Inc.) to produce substantially all of its semiconductors. Also, the Company relies on Advanced Semiconductor Engineering, Inc. and Sigurd Microelectronics Corporation to assemble, package and test its semiconductors to satisfy substantially all of the Company’s production requirements.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Work in process	$7,708	$4,925
Finished goods	2,565	3,976
Total inventory	$10,273	$8,901

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer equipment and software	$1,901	$1,851
Leasehold improvements	84	84
Furniture	36	36
Total property and equipment	2,021	1,971
Less: accumulated depreciation	(1,409)	(1,324)
Total property and equipment – net	$612	$647

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended March 31, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Taxes payable	$963	$346
Payroll-related expenses	603	889
Engineering services	366	258
Professional fees	89	25
Accrued warranty	76	60
Accrued inventory	16	931
Other	15	14
Total accrued liabilities	$2,128	$2,523

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $2.8 million and $0.7 million as of March 31, 2021 and December 31, 2020, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended March 31, 2021, the Company recognized $0.7 million of revenue from the December 31, 2020 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$12,202	$—	$—	$12,202
Corporate bonds	13,281	27	(1)	13,307
Total available-for-sale securities	$25,483	$27	$(1)	$25,509
Reported in:
Cash and cash equivalents				$12,202
Short-term investments				11,790
Other assets				1,517
Total available-for-sale securities				$25,509

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,400	$—	$—	$6,400
Commercial paper	1,750	—	—	1,750
Corporate bonds	17,286	53	(2)	17,337
Total available-for-sale securities	$25,436	$53	$(2)	$25,487
Reported in:
Cash and cash equivalents				$6,400
Short-term investments				17,567
Other assets				1,520
Total available-for-sale securities				$25,487

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	March 31, 2021
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$23,966	$23,992
Due between one to two years	1,517	1,517
	$25,483	$25,509

The Company had two investments in unrealized loss positions as of March 31, 2021. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $2.9 million with unrealized losses of less than $0.1 million for the three months ended March 31, 2021. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2021.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of March 31, 2021.

There were no sales of available-for-sale securities for the three months ended March 31, 2021 and 2020.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of March 31, 2021
Financial assets - available-for-sale securities
Money market funds	$12,202	$—	$12,202
Corporate bonds	—	13,307	13,307
Total financial assets – available-for-sale securities	$12,202	$13,307	$25,509
As of December 31, 2020
Financial assets - available-for-sale securities
Money market funds	$6,400	$—	$6,400
Commercial paper	—	1,750	1,750
Corporate bonds	—	17,337	17,337
Total financial assets – available-for-sale securities	$6,400	$19,087	$25,487

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
China	$10,159	$4,346
Taiwan	2,414	1,525
South Korea	1,642	1,357
Japan	172	194
Other	169	89
Total revenue	$14,556	$7,511

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Security surveillance	$8,251	$3,952
Automotive	6,305	3,559
Total revenue	$14,556	$7,511

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Taiwan	$537	$575
United States	40	33
Japan	12	20
South Korea	12	12
China	11	7
Total property and equipment - net	$612	$647

5. Commitments and Contingencies

Operating leases

The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancelable lease agreements expiring through fiscal year 2022. The Company’s agreements do not include variable lease payments or any restrictions or covenants imposed by the leases. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s right-of-use assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have not yet commenced.

As of March 31, 2021 and December 31, 2020, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Right-of-use assets	$823	$959
Lease liabilities － Current	$714	$720
Lease liabilities － Non-Current	120	270
Total lease liabilities	$834	$990

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The rent expense recognized from short-term leases were $6,000 and $6,000 for the three months ended March 31, 2021 and 2020, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$189	$181
Cash paid for operating leases	$184	$164
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$41	$37
Weighted average remaining term for operating leases	1.16 years	1.73 years
Weighted average discount rate for operating leases	5.8%	6.0%

(1)

During the three months ended March 31, 2021, the Company modified one existing operating lease. During the three months ended March 31, 2020, the Company modified one existing operating lease. The lease modifications were not treated as a separate contract as no additional right-of-use was granted. They were accounted for as non-cash changes in existing lease liabilities and the right-of-use assets.

As of March 31, 2021, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2021 (remaining nine months)	$772
2022	276
Total	1,048
Less effects of discounting	(44)
Lease liabilities recognized	$1,004

Purchase Commitments

As of March 31, 2021, the Company had purchase commitments with its third-party suppliers through fiscal year 2023. Future minimum payments under purchase commitments are $0.2 million for the remaining nine months ending December 31, 2021, and $0.1 million and $22,000 for the year ending December 31, 2022 and 2023, respectively.

Litigation

Although the Company is not currently a party to any legal proceedings, and no litigation is currently threatened against it, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2021 and December 31, 2020. There were no shares of preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the shares of common stock issued and outstanding were 17,758,033 excluding 4,668 legally issued shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31, 2020, the shares of common stock issued and outstanding were 17,690,062 excluding 7,835 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

March 31, 2021
Outstanding stock awards	1,188,432
Shares available for future issuance under the 2017 Stock Incentive Plan	6,113,157
Total common stock reserved for future issuances	7,301,589

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

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s initial public offering. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated are added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2020 was 707,916 shares. The 2017 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2020	5,485,779
Authorized	707,916
Granted	(101,958)
Canceled	21,420
As of March 31, 2021	6,113,157

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

For the three months ended March 31, 2021 and 2020, the Company did not issue unvested shares of common stock upon early exercise nor repurchased  any shares of unvested common stock related to early exercised options at the original purchase price.

As of March 31, 2021 and December 31, 2020, 4,668 and 7,835 shares, respectively, held by employees were subject to repurchase at an aggregate price of approximately $12,000 and $19,000, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2020	717,015	$2.38	5.9	$3,024
Granted	—	—
Exercised (1)	(47,766)	1.61
Canceled	—	—
As of March 31, 2021	669,249	2.44	5.7	7,177
Options vested and expected to vest as of March 31, 2021	669,249	2.44	5.7	7,177
Options vested and exercisable as of March 31, 2021	543,196	2.33	5.6	5,883

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at March 31, 2021 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	32,850	2.8	$0.16	32,850	$0.16
0.37	40,384	4.1	0.37	40,384	0.37
0.97	57,000	4.9	0.97	54,749	0.97
2.51	107,902	5.4	2.51	92,034	2.51
2.89	43,000	5.9	2.89	32,750	2.89
2.93	291,506	6.2	2.93	224,657	2.93
3.18	96,607	6.3	3.18	65,772	3.18
	669,249	5.7	2.44	543,196	2.33

The aggregate intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2020	458,850	$6.85
Granted	101,958	8.70
Released	(20,205)	8.44
Canceled	(21,420)	5.06
As of March 31, 2021	519,183	7.22

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$40	$33
Research and development	149	135
Selling, general and administrative	182	222
Total	$371	$390

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Basic:
Net income	$3,853	$93
Diluted:
Net income	$3,853	$93
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	17,735,671	17,498,533
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	661,983	410,437
Weighted-average shares used in computing diluted net income per share	18,397,654	17,908,970
Net income per share:
Basic	$0.22	$0.01
Diluted	$0.21	$0.01

(1)	Includes early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended March 31, 2021 and 2020 that were excluded from the computation of diluted net income per share for the period presented as the effect would have been antidilutive was 30,000 and 618,000, respectively.

10. Income Tax

The components of income before income taxes are as follows (in thousands):

	Three Months Ended March 31
	2021	2020
Domestic	$4,483	$66
Foreign	53	52
Income before income taxes	$4,536	$118

The components of the income tax provision are as follows (in thousands):

	Three Months Ended March 31
	2021	2020
United States	$675	$18
Foreign	8	7
Income tax provision	$683	$25

As of March 31, 2021, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of March 31, 2021, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into law. On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 (“CAA, 2021”). There were no impacts in the current period as a result of the CARES Act and CAA, 2021. The Company will continue to examine the elements of the CARES Act and CAA, 2021 for any impact they may have on the Company’s future business.

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

General Background

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 200 million integrated circuits. Our revenue was $14.6 million and $7.5 million for the three months ended March 31, 2021 and 2020, respectively. The security surveillance market accounted for 57% and 47% of our revenue for the three months ended March 31, 2021 and fiscal year 2020, respectively. The automotive market accounted for 43% and 53% of our revenue for the three months ended March 31, 2021 and fiscal year 2020, respectively.  We recognized $8.3 million and $3.9 million of revenue on sales into the security surveillance market for the three months ended March 31, 2021 and 2020, respectively. In addition, we recognized $6.3 million and $3.6 million of revenue on sales into the automotive market for the three months ended March 31, 2021 and 2020, respectively. We recorded net income of $3.9 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the three months ended March 31, 2021 and 2020, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

We undertake significant product development efforts well in advance of a product’s release and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to twenty-four months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, tending to extend the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from one to three years for the automotive market and three to six months for the security surveillance market. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $1.3 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2021, we had 78 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 42% and 34% of our revenue for the three months ended March 31, 2021 and 2020, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List. On June 12, 2020 Hikvision was identified by the U.S. Department of Defense in a report of “Communist Chinese military companies” operating directly or indirectly in the United States in accordance with the statutory requirement of Section 1237 of the National Defense Authorization Act for Fiscal Year 1999, as amended. On November 12, 2020, President Trump issued an Executive Order on Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies which prohibits any transaction in publicly traded securities, or any securities that are derivative of, or are designed to provide investment exposure to such securities, of any identified Communist Chinese military company. The Executive Order is not expected to directly impact our business.

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

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

COVID-19 Pandemic. We are actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, end-customers (including our significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for our products. Although we continue to work with our suppliers as well as our manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the three months ended March 31, 2021 and 2020, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 42% and 34% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. Government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. Government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. Government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

General and administrative expenses consist primarily of personnel-related costs, consulting expenses, professional fees and facility costs. Professional fees principally consist of legal, audit, tax and accounting services. We expect general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a US Company that is publicly traded in Japan, including higher legal, insurance and accounting expenses. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of selling expenses and general and administrative expenses.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue	$14,556	$7,511
Cost of revenue (1)	6,835	3,374
Gross profit	7,721	4,137
Operating expenses: (1)
Research and development	1,258	2,238
Selling, general and administrative	1,946	1,866
Total operating expenses	3,204	4,104
Income from operations	4,517	33
Other income – net	19	85
Income before income taxes	4,536	118
Income tax provision	683	25
Net income	$3,853	$93

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$40	$33
Research and development	149	135
Selling, general and administrative	182	222
Total	$371	$390

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	47	45
Gross profit	53	55
Operating expenses:
Research and development	9	30
Selling, general and administrative	13	25
Total operating expenses	22	55
Income from operations	31	—
Other income - net	—	1
Income before income taxes	31	1
Income tax provision	5	—
Net income	26%	1%

Comparison of the Three Months ended March 31, 2021 and March 31, 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$14,556	$7,511	$7,045	94%

Revenue increased $7.0 million, or 94%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to a $4.3 million increase in security surveillance market revenue as a result of a 133% increase in the volume of shipments and a $2.7 million increase in automotive market revenue due to an 82% increase in volume of shipments, partially offset by a decrease in average selling price attributable to product mix.

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

Revenue by geographic region

The table below sets forth the major components of the revenue by geographic region for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
China	70%	58%
Taiwan	17	20
South Korea	11	18
Japan	1	3
Other	1	1
Total	100%	100%

Cost of revenue and gross margin

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$6,835	$3,374	$3,461	103%
Gross margin	53%	55%

Cost of revenue increased $3.5 million, or 103%, and gross margin decreased from 55% to 53% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Cost of revenue increased primarily as a result of a 110% increase in volume of shipments. Gross margin was negatively impacted by product mix.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory valuation, if any, and end market product demand.

Research and development expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$1,258	$2,238	$(980)	(44)%

Research and development expenses decreased $1.0 million, or 44%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a decrease in tape-out expenses, partially offset by an increase in design fees and other costs associated with the development of new products.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$1,946	$1,866	$80	4%

Selling, general and administrative expenses increased $0.1 million, or 4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in professional service fees, attributable to additional administrative efforts associated with operating as a US company that is publicly traded in Japan, insurance and rent, partially offset by a decrease personnel costs and lower sales and marketing costs and lower travel expenses due to reduced marketing activities.

Other income and expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income – net	$19	$85	$(66)	(78)%

Other income - net decreased $0.1 million, or 78%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a decrease in the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Income tax provision

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$683	$25	$658	2632%

The income tax provision increased $0.7 million, or 2,632%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to an increase in taxable income.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of March 31, 2021 were $35.4 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$5,855	$(763)
Net cash provided by (used in) investing activities	5,669	(934)
Net cash provided by financing activities	41	61
Net increase (decrease) in cash and cash equivalents	$11,565	$(1,636)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2021, net cash provided by operating activities was $5.9 million, primarily due to net income of $3.9 million and non-cash charges of $0.8 million primarily attributable to stock-based compensation, noncash lease expense, and depreciation and amortization, combined with net cash inflow from changes in operating assets and liabilities of $1.2 million. The net cash inflow from changes in operating assets and liabilities was primarily attributable to a $2.1 million cash inflow from customer deposits due to timing of customer pre-payments, a $1.1 million cash inflow in accounts payable due to timing of vendor payments, partially offset by a $1.4 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, a $0.4 million cash outflow in accrued expenses due to timing of services performed, and a $0.2 million cash outflow in other liabilities and the renewals of operating leases.

During the three months ended March 31, 2020, net cash used in operating activities was $0.8 million, primarily due to net income of $0.1 million and non-cash charges of $0.6 million primarily attributable to stock-based compensation, noncash lease expense, and depreciation and amortization, offset by net cash outflow from changes in operating assets and liabilities of $1.5 million. The net cash outflow from changes in operating assets and liabilities was primarily due to a $0.9 million cash outflow in customer deposit due to timing of customer pre-payments, $0.7 million cash outflow in accrued expenses due to timing of services performed, $0.4 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales to support future demand, partially offset by a $0.5 million cash inflow in accounts payable due to timing of vendor payments.

Investing Activities

During the three months ended March 31, 2021, cash provided by investing activities was $5.7 million, primarily attributable to proceeds from maturities of debt securities.

During the three months ended March 31, 2020, cash used in investing activities was $0.9 million primarily due to $2.0 million cash outflow used to purchase debt securities and a $0.1 million cash outflow due to purchases of property and equipment, partially offset by a $1.3 million cash inflow due to proceeds from maturities of debt securities.

Financing Activities

During the three months ended March 31, 2021 and 2020, cash provided by financing activities was approximately $41,000 and $0.1 million, respectively, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of March 31, 2021 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Purchase commitments	264	242	22	—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2021 and 2020. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2021 and 2020 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other income – net on our Condensed Consolidated Statement of Operations and Comprehensive Income.

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

A hypothetical increase or decrease of 10% in interest rates for the three months ended March 31, 2021 and 2020 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our internal controls procedures, but those changes have not been significant and have not materially affected and are not reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Although we are not currently a party to any legal proceedings, and no legal proceeding is currently threatened against us, we may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe may result in a probable loss that is reasonably estimable.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations.

Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities as semiconductor suppliers have been unable to rapidly respond to increased demand. Consequently, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would lead to an increase in our manufacturing costs that we may not be able to fully pass to our customers, resulting in increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, assembly and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Techpoint, Inc.

Date: May 12, 2021	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Maureen A. Monahan
Maureen A. Monahan
Chief Financial Officer and Vice President of Administrations (Principal Financial and Accounting Officer)