Form 10-Q
period 2021-06-30
Techpoint, Inc.
filed 2021-08-10
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 17,879,673 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$31,967	$12,084
Short-term investments	8,256	17,567
Accounts receivable	107	118
Inventory	12,095	8,901
Prepaid expenses and other current assets	411	614
Total current assets	52,836	39,284
Property and equipment - net	625	647
Deferred tax assets	618	588
Right-of-use assets	645	959
Other assets	213	1,741
Total assets	$54,937	$43,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,233	$1,457
Accrued liabilities	2,080	2,523
Liability related to early exercised stock options	6	19
Customer deposits	3,206	735
Lease liabilities	604	720
Total current liabilities	8,129	5,454
Other liabilities	171	392
Total liabilities	8,300	5,846
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2021 and December 31, 2020; nil shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 17,820,485 and 17,690,062 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	23,341	22,523
Accumulated other comprehensive income	8	41
Retained earnings	23,286	14,807
Total stockholders’ equity	46,637	37,373
Total liabilities and stockholders’ equity	$54,937	$43,219

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$15,617	$7,098	$30,173	$14,609
Cost of revenue	6,770	3,210	13,605	6,584
Gross profit	8,847	3,888	16,568	8,025
Operating expenses
Research and development	1,405	1,683	2,663	3,921
Selling, general and administrative	2,178	1,766	4,124	3,632
Total operating expenses	3,583	3,449	6,787	7,553
Income from operations	5,264	439	9,781	472
Other income - net	11	69	30	154
Income before income taxes	5,275	508	9,811	626
Income tax provision	649	119	1,332	144
Net income	$4,626	$389	$8,479	$482
Net income per share:
Basic	$0.26	$0.02	$0.48	$0.03
Diluted	$0.25	$0.02	$0.46	$0.03
Weighted average shares outstanding used in computing net income per share
Basic	17,791,461	17,559,944	17,763,720	17,529,238
Diluted	18,621,542	17,827,617	18,531,967	17,869,065
Comprehensive income:
Net income	$4,626	$389	$8,479	$482
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale debt securities, net of tax benefit (expense) of $4, ($45) $9 and ($25) for three months ended and six months ended June 30,2021 and 2020, respectively	(13)	187	(33)	94
Comprehensive income	$4,613	$576	$8,446	$576

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(93)	—	(93)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	58,310	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	21,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,264)	—	(28)	—	—	(28)
Stock-based compensation	—	—	390	—	—	390
Net income	—	—	—	—	93	93
Balances as of March 31, 2020	17,525,043	$2	$21,393	$(108)	$11,558	$32,845
Other comprehensive gain - unrealized gain on available-for-sale debt securities	—	—	—	187	—	187
Issuance of common stock upon exercise of stock options and vesting of early exercised options	18,996	—	36	—	—	36
Issuance of common stock upon vesting of restricted stock units	52,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,081)	—	(20)	—	—	(20)
Stock-based compensation	—	—	379	—	—	379
Net income	—	—	—	—	389	389
Balances as of June 30, 2020	17,591,383	$2	$21,788	$79	$11,947	$33,816

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	47,766	—	77	—	—	77
Issuance of common stock upon vesting of restricted stock units	24,125	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,920)	—	(29)	—	—	(29)
Stock-based compensation	—	—	371	—	—	371
Net income	—	—	—	—	3,853	3,853
Balances as of March 31, 2021	17,758,033	$2	$22,942	$21	$18,660	$41,625
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	15,583	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	51,608	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,739)	—	(61)	—	—	(61)
Stock-based compensation	—	—	431	—	—	431
Net Income	—	—	—	—	4,626	4,626
Balances as of June 30, 2021	17,820,485	$2	$23,341	$8	$23,286	$46,637

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$8,479	$482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	201	166
Stock-based compensation	802	769
Amortization of premium on available-for-sale investments	84	33
Loss on disposal of long-lived assets	6	—
Inventory valuation adjustment	25	120
Deferred income taxes	(21)	104
Noncash lease expense	355	331
Changes in operating assets and liabilities:
Accounts receivable	11	100
Inventory	(3,219)	(1,054)
Prepaid expenses and other current assets	203	279
Other assets	8	1
Accounts payable	712	(374)
Accrued expenses	(414)	(718)
Customer deposits	2,471	(1,098)
Lease liabilities	(153)	(81)
Other liabilities	(225)	(228)
Net cash provided by (used in) operating activities	9,325	(1,168)
Cash Flows From Investing Activities
Purchases of property and equipment	(150)	(242)
Purchases of debt securities	—	(5,133)
Proceeds from maturities of debt securities	10,705	3,500
Net cash provided by (used in) investing activities	10,555	(1,875)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	93	114
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(90)	(48)
Net cash provided by financing activities	3	66
Net increase (decrease) in cash and cash equivalents	19,883	(2,977)
Cash and cash equivalents at beginning of period	12,084	11,391
Cash and cash equivalents at end of period	$31,967	$8,414

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,619	$39
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$80	$87
Vesting of early exercised options	$13	$25

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers (“ODM”), contract manufacturers and design houses. The Company accounts for revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

COVID-19

Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for the Company’s products. Although the Company continues to work with its suppliers as well as its manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

Credit Risk and Concentration of Customer and Supplier Risk

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Customer
Customer A	51%	49%	55%	45%
Customer B	*	12%	*	14%
Customer C	*	10%	10%	10%
End-Customer
End-Customer A (1)	32%	27%	37%	31%

*	Less than 10%
(1)	Sales to End-Customer primarily occurred through Customer A.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Work in process	$7,399	$4,925
Finished goods	4,696	3,976
Total inventory	$12,095	$8,901

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment and software	$2,012	$1,851
Leasehold improvements	84	84
Furniture	36	36
Total property and equipment	2,132	1,971
Less: accumulated depreciation	(1,507)	(1,324)
Total property and equipment - net	$625	$647

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.2 million for six months ended June 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll-related expenses	$1,167	$889
Engineering services	628	258
Accrued warranty	92	60
Taxes payable	80	346
Accrued inventory	55	931
Professional fees	45	25
Other	13	14
Total accrued liabilities	$2,080	$2,523

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $3.2 million, $2.8 million and $0.7 million as of June 30, 2021, March 31, 2021 and December 31, 2020, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended June 30, 2021, the Company recognized $2.8 million of revenue from the March 31, 2021 customer deposit balance. During the six months ended June 30, 2021, the Company recognized $0.7 million of revenue from the December 31, 2020 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	June 30,
	2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$17,309	$—	$—	$17,309
Corporate bonds	8,246	10	—	8,256
Total available-for-sale securities	$25,555	$10	$—	$25,565
Reported in:
Cash and cash equivalents				$17,309
Short-term investments				8,256
Total available-for-sale securities				$25,565

	December 31,
	2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,400	$—	$—	$6,400
Commercial paper	1,750	—	—	1,750
Corporate bonds	17,286	53	(2)	17,337
Total available-for-sale securities	$25,436	$53	$(2)	$25,487
Reported in:
Cash and cash equivalents				$6,400
Short-term investments				17,567
Other assets				1,520
Total available-for-sale securities				$25,487

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	June 30,
	2021
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$25,555	$25,565
Due between one to two years	—	—
	$25,555	$25,565

The Company had one investment in unrealized loss position as of June 30, 2021. The investment has been in unrealized loss position for less than twelve months. The total fair value of such investments is $1.4 million with unrealized loss of less than $0.1million for the six months ended June 30, 2021. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the six months ended June 30, 2021.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of June 30, 2021.

There were no sales of available-for-sale securities for the six months ended June 30, 2021 and 2020.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of June 30, 2021
Financial assets - available-for-sale securities
Money market funds	$17,309	$—	$17,309
Corporate bonds	—	8,256	8,256
Total financial assets - available-for-sale securities	$17,309	$8,256	$25,565
As of December 31, 2020
Financial assets - available-for-sale securities
Money market funds	$6,400	$—	$6,400
Commercial paper	—	1,750	1,750
Corporate bonds	—	17,337	17,337
Total financial assets - available-for-sale securities	$6,400	$19,087	$25,487

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
China	$10,667	$4,521	$20,827	$8,867
Taiwan	2,836	1,433	5,250	2,958
South Korea	1,800	951	3,442	2,308
Japan	236	116	404	310
Other	78	77	250	166
Total revenue	$15,617	$7,098	$30,173	$14,609

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Security surveillance	$7,464	$3,510	$15,715	$7,463
Automotive	8,153	3,588	14,458	7,146
Total revenue	$15,617	$7,098	$30,173	$14,609

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Taiwan	$487	$575
United States	104	33
China	16	7
South Korea	10	12
Japan	8	20
Total property and equipment - net	$625	$647

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

As of June 30, 2021 and December 31, 2020, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Right-of-use assets	$645	$959

Lease liabilities － Current	$604	$720
Lease liabilities － Non-Current	42	270
Total lease liabilities	$646	$990

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense under operating leases was $0.4 million and $0.4 million for six months ended June 30, 2021 and 2020, respectively.

The rent expense recognized from short-term leases were $6,000 and $6,000 for the three months ended June 30, 2021 and 2020, respectively. The rent expense recognized from short-term leases were $12,000 and $12,000 for six months ended June 30, 2021 and 2020, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Operating lease cost (1)	$379	$360
Cash paid for operating leases (2)	$385	$353
Right-of-use assets obtained in exchange for operating lease liabilities (3)	$41	$90
Weighted average remaining term for operating leases	0.93 years	1.55 years
Weighted average discount rate for operating leases	5.8%	6.0%

(1)	Operating lease cost for the three months ended June 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively.
(2)	Cash paid for operating leases for the three months ended June 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively.
(3)

During the six months ended June 30, 2021 and 2020 the Company modified one and two existing operating leases, respectively. None of the lease modifications was treated as a separate contract as no additional right-of-use was granted. They were accounted for as non-cash changes in existing lease liabilities and the right-of-use assets.

As of June 30, 2021, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2021 (remaining six months)	$387
2022	276
Total	663
Less effects of discounting	(17)
Lease liabilities recognized	$646

Purchase Commitments

As of June 30, 2021, the Company had purchase commitments with its third-party suppliers through fiscal year 2023. Future minimum payments under purchase commitments are $0.1 million for the remaining six months ending December 31, 2021, and $0.1 million and $22,000 for the years ending December 31, 2022 and 2023, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2021 and  December 31, 2020. There were no shares of preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2021 and December 31, 2020. As of June 30, 2021, the shares of common stock issued and outstanding were 17,820,485 excluding 2,168 legally issued shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31, 2020, the shares of common stock issued and outstanding were 17,690,062 excluding 7,835 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

June 30,
2021
Outstanding stock awards	1,145,303
Shares available for future issuance under the 2017 Stock Incentive Plan	6,093,834
Total common stock reserved for future issuances	7,239,137

7. Stock Option Plan

Stock Incentive Plan

In April 2012, the Company adopted a 2012 Stock Option Plan (“2012 Plan”). The 2012 Plan provides for the granting of stock-based awards to employees, directors, and consultants under terms and provisions established by the Company’s board of directors. Under the terms of the 2012 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options must be at least 110% of fair market value of the common stock on the grant date, as determined by the Company’s board of directors. The terms of options granted under the 2012 Plan may not exceed ten years.

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2020	5,485,779
Authorized	707,916
Granted	(157,958)
Canceled	58,097
As of June 30, 2021	6,093,834

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

For the six months ended June 30, 2021 and 2020, the Company did not issue unvested shares of common stock upon early exercise nor repurchase any shares of unvested common stock related to early exercised options at the original purchase price.

As of June 30, 2021 and December 31, 2020, 2,168 and 7,835 shares, respectively, held by employees were subject to repurchase at an aggregate price of approximately $6,000 and $19,000 respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2020	717,015	$2.38	5.9	$3,024
Granted	—	—
Exercised (1)	(63,349)	1.68
Canceled	(20,688)	2.68
As of June 30, 2021	632,978	2.44	5.4	10,770
Options vested and expected to vest as of June 30, 2021	632,978	2.44	5.4	10,770
Options vested and exercisable as of June 30, 2021	543,001	2.36	5.3	9,287

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at June 30, 2021 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	32,850	2.6	$0.16	32,850	$0.16
0.37	36,384	3.9	0.37	36,384	0.37
0.97	53,500	4.7	0.97	53,500	0.97
2.51	92,464	5.2	2.51	86,496	2.51
2.89	43,000	5.7	2.89	35,500	2.89
2.93	287,173	5.9	2.93	235,749	2.93
3.18	87,607	6.1	3.18	62,522	3.18
	632,978	5.4	2.44	543,001	2.36

The aggregate intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was $0.5 million and $0.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2020	458,850	$6.85
Granted	157,958	11.46
Released	(67,074)	7.23
Canceled	(37,409)	5.62
As of June 30, 2021	512,325	8.31

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$38	$34	$78	$67
Research and development	148	133	297	268
Selling, general and administrative	245	212	427	434
Total	$431	$379	$802	$769

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Basic:
Net income	$4,626	$389	$8,479	$482
Diluted:
Net income	$4,626	$389	$8,479	$482
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	17,791,461	17,559,944	17,763,720	17,529,238
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	830,081	267,673	768,247	339,827
Weighted-average shares used in computing diluted net income per share	18,621,542	17,827,617	18,531,967	17,869,065
Net income per share:
Basic	$0.26	$0.02	$0.48	$0.03
Diluted	$0.25	$0.02	$0.46	$0.03

(1)	Includes early-exercised options.

The potentially dilutive securities outstanding for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020 that were excluded from the computation of diluted net income per share for the periods presented as their effect would have been antidilutive was 9,000, 922,000, 21,000 and 750,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Domestic	$5,215	$443	$9,698	$509
Foreign	60	65	113	117
Income before income taxes	$5,275	$508	$9,811	$626

The components of the income tax provision are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$637	$106	$1,312	$124
Foreign	12	13	20	20
Income tax provision	$649	$119	$1,332	$144

As of June 30, 2021, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of June 30, 2021, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including export restrictions and measures taken by government authorities in response to the COVID-19 pandemic;
•	impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 220 million integrated circuits. Our revenue was $30.2 million and $14.6 million for the six months ended June 30, 2021 and 2020, respectively. The security surveillance market accounted for 52% and 47% of our revenue for the six months ended June 30, 2021 and for the fiscal year 2020, respectively.  The automotive market accounted for 48% and 53% of our revenue for the six months ended June 30, 2021 and for the fiscal year 2020, respectively. We recognized $15.7 million and $7.5 million of revenue on sales into the security surveillance market for the six months ended June 30, 2021 and 2020, respectively. In addition, we recognized $14.5 million and $7.1 million of revenue on sales into the automotive market for the six months ended June 30, 2021 and 2020, respectively. We recorded net income of $8.5 million and net income of $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the six months ended June 30, 2021 and 2020, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development was $1.4 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively and $2.7 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of June 30, 2021, we had 78 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 32% and 27% of our revenue for the three months ended June 30, 2021 and 2020, respectively and 37% and  31% of our revenue for the six months ended June 30, 2021 and 2020, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List. On June 12, 2020 Hikvision was identified by the U.S. Department of Defense in a report of “Communist Chinese military companies” operating directly or indirectly in the United States in accordance with the statutory requirement of Section 1237 of the National Defense Authorization Act for Fiscal Year 1999, as amended. On November 12, 2020, President Trump issued an Executive Order on Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies which prohibits any transaction in publicly traded securities, or any securities that are derivative of, or are designed to provide investment exposure to such securities, of any identified Communist Chinese military company. The Executive Order is not expected to directly impact our business.

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

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the six months ended June 30, 2021 and 2020, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 37% and 31% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. Government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. Government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. Government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$15,617	$7,098	$30,173	$14,609
Cost of revenue (1)	6,770	3,210	13,605	6,584
Gross profit	8,847	3,888	16,568	8,025
Operating expenses: (1)
Research and development	1,405	1,683	2,663	3,921
Selling, general and administrative	2,178	1,766	4,124	3,632
Total operating expenses	3,583	3,449	6,787	7,553
Income from operations	5,264	439	9,781	472
Other income - net	11	69	30	154
Income before income taxes	5,275	508	9,811	626
Income tax provision	649	119	1,332	144
Net income	$4,626	$389	$8,479	$482

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$38	$34	$78	$67
Research and development	148	133	297	268
Selling, general and administrative	245	212	427	434
Total	$431	$379	$802	$769

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	43	45	45	45
Gross profit	57	55	55	55
Operating expenses:
Research and development	9	24	9	27
Selling, general and administrative	14	25	14	25
Total operating expenses	23	49	23	52
Income from operations	34	6	32	3
Other income - net	—	1	—	1
Income before income taxes	34	7	32	4
Income tax provision	4	2	4	1
Net income	30%	5%	28%	3%

Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$15,617	$7,098	$8,519	120%	$30,173	$14,609	$15,564	107%

Revenue increased $8.5 million, or 120%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily attributable to a $4.6 million increase in automotive market revenue as a result of a 108% increase in the volume of shipments and a $3.9 million increase in security surveillance market revenue due to a 151% increase in the volume of shipments partially offset by a decrease in average selling price attributable to product mix.

Revenue increased $15.6 million, or 107%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily attributable to a $8.3 million increase in security surveillance market revenue as a result of a 141% increase in the volume of shipments partially offset by a decrease in average selling price attributable to product mix, and a $7.3 million increase in automotive market revenue due to a 96% increase in the volume of shipments.

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

Revenue by geographic region

The table below sets forth the major components of the change in revenue by geographic region for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
China	68%	64%	69%	61%
Taiwan	18	20	17	20
South Korea	12	13	12	16
Japan	2	2	1	2
Other	—	1	1	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$6,770	$3,210	$3,560	111%	$13,605	$6,584	$7,021	107%
Gross margin	57%	55%			55%	55%

Cost of revenue increased by $3.6 million, or 111%, and gross margin increased from 55% to 57% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Cost of revenue increased primarily as a result of 128% increase in the volume of shipments. Gross margin was positively impacted by product mix.

Cost of revenue increased by $7.0 million, or 107%, and gross margin was 55% for both the six months ended June 30, 2021 and 2020. Cost of revenue increased primarily attributable to a 119% increase in the volume of shipments. There was no impact on gross margin.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory valuation, if any, and end market product demand.

Research and development expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$1,405	$1,683	$(278)	(17)%	$2,663	$3,921	$(1,258)	(32)%

Research and development expenses decreased $0.3 million, or 17%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily attributable to a $0.3 million decrease in tape-out expenses and $0.1 million decrease in design fees associated with the development of new products, partially offset by $0.2 million increase in employee bonuses.

Research and development expenses decreased $1.3 million, or 32%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily attributable to a $1.3 million decrease in tape-out expenses and $0.1 million decrease in design fees associated with the development of new products, partially offset by $0.2 million increase in employee bonuses.

Selling, general and administrative expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$2,178	$1,766	$412	23%	$4,124	$3,632	$492	14%

Selling, general and administrative expenses increased $0.4 million, or 23%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily attributable to an increase in professional service fees relating to administrative efforts associated with operating a U.S. company that is publicly traded in Japan, personnel expenses, insurance and taxes.

Selling, general and administrative expenses increased $0.5 million or 14%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily attributable to an increase in professional service fees relating to administrative efforts associated with operating a U.S. company that is publicly traded in Japan, personnel costs, insurance and taxes.

Other income - net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Other income - net	$11	$69	$(58)	(84)%	$30	$154	$(124)	(81)%

Other income - net decreased $0.1 million, or 84%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to a decrease in the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Other income decreased $0.1 million, or 81%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a decrease in the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$649	$119	$530	445%	$1,332	$144	$1,188	825%

The income tax provision increased $0.5 million, or 445%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an increase in taxable income.

The income tax provision increased $1.2 million or 825% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The change was primarily due to an increase in taxable income.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of June 30, 2021 were $40.2 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in) operating activities	$9,325	$(1,168)
Net cash provided by (used in) investing activities	10,555	(1,875)
Net cash provided by financing activities	3	66
Net increase (decrease) in cash and cash equivalents	$19,883	$(2,977)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2021, net cash provided in operating activities was $9.3 million, primarily due to net income of $8.5 million and non-cash charges of $1.4 million primarily driven by stock-based compensation, depreciation and amortization, and noncash lease expense, partially offset by net cash outflow from changes in operating assets and liabilities of $0.6 million. The net cash outflow from changes in operating assets and liabilities was primarily attributable to a $3.2 million cash outflow for inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, a $0.4 million cash outflow in accrued expense due to the timing of services performed and a $0.4 million cash outflow in other liabilities due to the renewal of an operating lease, partially offset by $2.5 million cash inflow from customer deposits due to the timing of customer pre-payments, a $0.7 million cash inflow in accounts payable due to the timing of vendor from payments, and a $0.2 million cash inflow in prepaid expenses due to the timing of prepayments made.

During the six months ended June 30, 2020, net cash used in operating activities was $1.2 million, primarily due to net income of $0.5 million and non-cash charges of $1.5 million primarily driven by stock-based compensation, depreciation and amortization, and noncash lease expense, offset by net cash outflow from changes in operating assets and liabilities of $3.2 million. The net cash outflow from changes in operating assets and liabilities was primarily due to a $1.1 million cash outflow from customer deposits due to the timing of customer pre-payments, a $1.1 million cash outflow for inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, a $0.7 million cash outflow in accrued expenses due to the timing of services performed, and a $0.4 million cash outflow in accounts payable due to the timing of vendor payments.

Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities was $10.6 million, primarily due to $10.7 million proceeds from maturities of debt securities partially offset by $0.1 million purchases of property and equipment.

During the six months ended June 30, 2020, cash used in investing activities was $1.9 million, primarily due to $5.1 million for purchases of debt securities and $0.2 million for purchases of property and equipment, partially offset by $3.5 million cash inflow from proceeds from maturities of debt securities.

Financing Activities

During the six months ended June 30, 2021 and 2020, cash provided by financing activities was $3,000 and $66,000, respectively, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of June 30, 2021 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Purchase commitments	191	168	23	—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three and six months three months ended June 30, 2021 and 2020 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in other income-net on our Condensed Consolidated Statement of Operations and Comprehensive Income.

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

A hypothetical increase or decrease of 10% in interest rates, for the three and six months ended June 30, 2021, would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management continues to monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our internal controls procedures, but those changes have not been significant and have not materially affected and are not reasonably likely to materially affect our internal control over financial reporting

PART II—OTHER INFORMATION

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

Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations

Recent sharp increases in demand for semiconductor products have resulted in a global shortage of manufacturing capacities as semiconductor suppliers have been unable to rapidly respond to increased demand. Consequently, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would lead to an increase in our manufacturing costs that we may not be able to fully pass to our customers, resulting in increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, assembly and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.

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

Techpoint, Inc.

Date: August 10, 2021	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Maureen A. Monahan
Maureen A. Monahan
Chief Financial Officer and Vice President of Administrations (Principal Financial and Accounting Officer)