Form 10-Q
period 2021-09-30
Techpoint, Inc.
filed 2021-11-10
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒                                         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2021, the registrant had 17,907,786 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25,256	$12,084
Short-term investments	15,402	17,567
Accounts receivable	245	118
Inventory	12,226	8,901
Prepaid expenses and other current assets	490	614
Total current assets	53,619	39,284
Property and equipment - net	579	647
Deferred tax assets	830	588
Right-of-use assets	1,186	959
Other assets	2,569	1,741
Total assets	$58,783	$43,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,007	$1,457
Accrued liabilities	2,964	2,523
Liability related to early exercised stock options	2	19
Customer deposits	1,113	735
Lease liabilities	628	720
Total current liabilities	6,714	5,454
Other liabilities	687	392
Total liabilities	7,401	5,846
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2021 and December 31, 2020; nil shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 17,891,216 and 17,690,062 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	23,842	22,523
Accumulated other comprehensive income (loss)	(4)	41
Retained earnings	27,542	14,807
Total stockholders’ equity	51,382	37,373
Total liabilities and stockholders’ equity	$58,783	$43,219

See accompanying Notes to Condensed Consolidated Financial Statements.

Techpoint, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$17,060	$6,214	$47,233	$20,823
Cost of revenue	7,919	2,983	21,524	9,567
Gross profit	9,141	3,231	25,709	11,256
Operating expenses
Research and development	2,037	1,578	4,700	5,499
Selling, general and administrative	2,278	1,695	6,402	5,327
Total operating expenses	4,315	3,273	11,102	10,826
Income (loss) from operations	4,826	(42)	14,607	430
Other income - net	3	42	33	196
Income before income taxes	4,829	—	14,640	626
Income tax provision	573	26	1,905	170
Net income (loss)	$4,256	$(26)	$12,735	$456
Net income (loss) per share:
Basic	$0.24	$(0.00)	$0.72	$0.03
Diluted	$0.23	$(0.00)	$0.69	$0.03
Weighted average shares outstanding in computing net income (loss) per share
Basic	17,873,516	17,619,958	17,800,721	17,559,438
Diluted	18,628,974	17,619,958	18,574,702	17,877,310
Comprehensive income (loss):
Net income (loss)	$4,256	$(26)	$12,735	$456
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale debt securities, net of tax benefit (expense) of $3, $7, $12 and ($18) for three months ended and nine months ended September 30, 2021 and 2020, respectively	(12)	(13)	(45)	81
Comprehensive income (loss)	$4,244	$(39)	$12,690	$537

See accompanying notes to Condensed Consolidated Financial Statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(93)	—	(93)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	58,310	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	21,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,264)	—	(28)	—	—	(28)
Stock-based compensation	—	—	390	—	—	390
Net income	—	—	—	—	93	93
Balances as of March 31, 2020	17,525,043	$2	$21,393	$(108)	$11,558	$32,845
Other comprehensive income - unrealized gain on available-for-sale debt securities	—	—	—	187	—	187
Issuance of common stock upon exercise of stock options and vesting of early exercised options	18,996	—	36	—	—	36
Issuance of common stock upon vesting of restricted stock units	52,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,081)	—	(20)	—	—	(20)
Stock-based compensation	—	—	379	—	—	379
Net income	—	—	—	—	389	389
Balances as of June 30, 2020	17,591,383	$2	$21,788	$79	$11,947	$33,816
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	18,251	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	30,075	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,694)	—	(26)	—	—	(26)
Stock-based compensation	—	—	367	—	—	367
Net loss	—	—	—	—	(26)	(26)
Balances as of September 30, 2020	17,634,015	$2	$22,149	$66	$11,921	$34,138

See accompanying Notes to Condensed Consolidated Financial Statements

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	47,766	—	77	—	—	77
Issuance of common stock upon vesting of restricted stock units	24,125	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,920)	—	(29)	—	—	(29)
Stock-based compensation	—	—	371	—	—	371
Net income	—	—	—	—	3,853	3,853
Balances as of March 31, 2021	17,758,033	$2	$22,942	$21	$18,660	$41,625
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	15,583	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	51,608	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,739)	—	(61)	—	—	(61)
Stock-based compensation	—	—	431	—	—	431
Net income	—	—	—	—	4,626	4,626
Balances as of June 30, 2021	17,820,485	$2	$23,341	$8	$23,286	$46,637
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	45,568	—	72	—	—	72
Issuance of common stock upon vesting of restricted stock units	29,900	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,737)	—	(86)	—	—	(86)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,256	4,256
Balances as of September 30, 2021	17,891,216	$2	$23,842	$(4)	$27,542	$51,382

See accompanying Notes to Condensed Consolidated Financial Statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$12,735	$456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	301	256
Stock-based compensation	1,317	1,136
Amortization of premium on available-for-sale investments	121	83
Loss on disposal of long-lived assets	6	—
Inventory valuation adjustment	209	133
Deferred income taxes	(230)	106
Noncash lease expense	562	512
Changes in operating assets and liabilities:
Accounts receivable	(127)	30
Inventory	(3,534)	(1,803)
Prepaid expenses and other current assets	169	267
Other assets	10	(6)
Accounts payable	541	(615)
Accrued liabilities	485	(498)
Customer deposits	378	(431)
Lease liabilities	(262)	(117)
Other liabilities	(324)	(359)
Net cash provided by (used in) operating activities	12,357	(850)
Cash Flows From Investing Activities
Purchases of property and equipment	(274)	(346)
Purchases of debt securities	(12,916)	(11,065)
Proceeds from maturities of debt securities	14,020	5,750
Net cash provided by (used in) investing activities	830	(5,661)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	161	120
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(176)	(74)
Net cash provided by (used in) financing activities	(15)	46
Net increase (decrease) in cash and cash equivalents	13,172	(6,465)
Cash and cash equivalents at beginning of period	12,084	11,391
Cash and cash equivalents at end of period	$25,256	$4,926

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,347	$66
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$9	$134
Vesting of early exercised options	$17	$36

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

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income-net in the Condensed Consolidated Statements of Operations and Comprehensive Income (loss).

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

Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its Condensed Consolidated Balance Sheets. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to the customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

COVID-19

Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for the Company’s products. Sharp increases in demand for semiconductor products due to the COVID-19 pandemic have resulted in a global shortage of manufacturing capacities in 2021 as semiconductor suppliers have been unable to rapidly respond to increased demand. Although the Company continues to work with its suppliers as well as its manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Customer
Customer A	53%	34%	54%	42%
Customer B	*	14%	*	14%
Customer C	*	14%	*	*
Customer D	*	10%	*	10%
End-Customer
End-Customer A (1)	40%	*	38%	23%

*	Less than 10%
(1)	Sales to End-Customer A primarily occurred through Customer A.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2021.

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

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Work in process	$6,730	$4,925
Finished goods	5,496	3,976
Total inventory	$12,226	$8,901

Property and Equipment - Net

Property and equipment – net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment and software	$2,066	$1,851
Leasehold improvements	84	84
Furniture	36	36
Total property and equipment	2,186	1,971
Less: accumulated depreciation	(1,607)	(1,324)
Total property and equipment - net	$579	$647

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for nine months ended September 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll-related expenses	$1,940	$889
Engineering services	583	258
Taxes payable	152	346
Accrued warranty	113	60
Accrued inventory	105	931
Professional fees	64	25
Other	7	14
Total accrued liabilities	$2,964	$2,523

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.1 million, $3.2 million and $0.7 million as of September 30, 2021, June 30, 2021 and December 31, 2020, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended September 30, 2021, the Company recognized $3.2 million of revenue from the June 30, 2021 customer deposit balance. During the nine months ended September 30, 2021, the Company recognized $0.7 million of revenue from the December 31, 2020 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	September 30,
	2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$7,748	$—	$—	$7,748
Commercial paper	1,997	—	(1)	1,996
Corporate bonds	15,768	4	(7)	15,765
Total available-for-sale securities	$25,513	$4	$(8)	$25,509
Reported in:
Cash and cash equivalents				$7,748
Short-term investments				15,402
Other assets				2,359
Total available-for-sale securities				$25,509

	December 31,
	2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,400	$—	$—	$6,400
Commercial paper	1,750	—	—	1,750
Corporate bonds	17,286	53	(2)	17,337
Total available-for-sale securities	$25,436	$53	$(2)	$25,487
Reported in:
Cash and cash equivalents				$6,400
Short-term investments				17,567
Other assets				1,520
Total available-for-sale securities				$25,487

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	September 30,
	2021
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$23,150	$23,150
Due between one to two years	$2,363	$2,359
	$25,513	$25,509

The Company had 9 investments in unrealized loss positions as of September 30, 2021. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $12.8 million with unrealized losses of less than $0.1 million for the nine months ended September 30, 2021. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2021.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of September 30, 2021.

There were no sales of available-for-sale securities for the nine months ended September 30, 2021 and 2020.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of September 30, 2021
Financial assets - available-for-sale securities
Money market funds	$7,748	$—	$7,748
Commercial paper	—	1,996	1,996
Corporate bonds	—	15,765	15,765
Total financial assets - available-for-sale securities	$7,748	$17,761	$25,509
As of December 31, 2020
Financial assets - available-for-sale securities
Money market funds	$6,400	$—	$6,400
Commercial paper	—	1,750	1,750
Corporate bonds	—	17,337	17,337
Total financial assets - available-for-sale securities	$6,400	$19,087	$25,487

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
China	$11,748	$3,559	$32,575	$12,424
Taiwan	2,756	1,466	8,006	4,424
South Korea	1,845	952	5,287	3,260
Japan	564	147	968	458
Other	147	90	397	257
Total revenue	$17,060	$6,214	$47,233	$20,823

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Security surveillance	$8,745	$1,944	$24,460	$9,407
Automotive	8,315	4,270	22,773	11,416
Total revenue	$17,060	$6,214	$47,233	$20,823

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Taiwan	$445	$575
United States	91	33
China	28	7
South Korea	9	12
Japan	6	20
Total property and equipment - net	$579	$647

5. Commitments and Contingencies

Operating leases

The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancelable lease agreements expiring through fiscal year 2024. The Company’s agreements do not include variable lease payments or any restrictions or covenants imposed by the leases. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s right-of-use assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have not yet commenced.

As of September 30, 2021 and December 31, 2020, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Right-of-use assets	$1,186	$959

Lease liabilities － Current	$628	$720
Lease liabilities － Non-Current	557	270
Total lease liabilities	$1,185	$990

Rent expense under operating leases was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense under operating leases was $0.6 million and $0.6 million for nine months ended September 30, 2021 and 2020, respectively.

The rent expense recognized from short-term leases were $6,000 and $6,000 for the three months ended September 30, 2021 and 2020, respectively. The rent expense recognized from short-term leases were $18,000 and $18,000 for nine months ended September 30, 2021 and 2020, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating lease cost (1)	$630	$549
Cash paid for operating leases (2)	$571	$542
Right-of-use assets obtained in exchange for operating lease liabilities (3)	$789	$585
Weighted average remaining term for operating leases	2.07 years	1.64 years
Weighted average discount rate for operating leases	4.0%	6.0%

(1)	Operating lease cost for the three months ended September 30, 2021 and 2020 were $0.3 million and $0.2 million, respectively.
(2)	Cash paid for operating leases for the three months ended September 30, 2021 and 2020 were $0.2 million and $0.2 million, respectively.
(3)

During the nine months ended September 30, 2021, and 2020, the Company modified two and four existing operating leases, respectively. None of the lease modifications was treated as a separate contract as no additional right-of-use was granted. They were accounted for as non-cash changes in existing lease liabilities and the right-of-use assets.

As of September 30, 2021, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2021 (remaining three months)	$200
2022	556
2023	382
2024	97
Total	1,235
Less effects of discounting	(50)
Lease liabilities recognized	$1,185

Purchase Commitments

As of September 30, 2021, the Company had purchase commitments with its third-party suppliers through fiscal year 2024. Future minimum payments under purchase commitments are $0.1 million for the remaining three months ending December 31, 2021, and $6.6 million, $0.1 million and $0.1 million for the years ending December 31, 2022, 2023, and 2024 respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2021 and December 31, 2020. There were no shares of preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the shares of common stock issued and outstanding were 17,891,216 excluding 584 legally issued shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31, 2020, the shares of common stock issued and outstanding were 17,690,062 excluding 7,835 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

September 30,
2021
Outstanding stock awards	1,083,585
Shares available for future issuance under the 2017 Stock Incentive Plan	6,084,821
Total common stock reserved for future issuances	7,168,406

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2020	5,485,779
Authorized	707,916
Granted	(179,958)
Canceled	71,084
As of September 30, 2021	6,084,821

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

For the nine months ended September 30, 2021 and 2020, the Company did not issue unvested shares of common stock upon early exercise. For the nine months ended September 30, 2021, the Company repurchased no shares of unvested common stock related to early exercised options at the original purchase price, and 3,334 shares were repurchased for the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, 584 and 7,835 shares, respectively, held by employees were subject to repurchase at an aggregate price of $2,000 and $19,000, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2020	717,015	$2.38	5.9	$3,024
Granted	—	—
Exercised (1)	(108,917)	1.64
Canceled	(22,188)	2.70
As of September 30, 2021	585,910	2.51	5.2	6,119
Options vested and expected to vest as of September 30, 2021	585,910	2.51	5.2	6,119
Options vested and exercisable as of September 30, 2021	526,575	2.45	5.2	5,529

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at September 30, 2021 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	21,450	2.3	$0.16	21,450	$0.16
0.37	36,050	3.6	0.37	36,050	0.37
0.97	39,300	4.4	0.97	39,300	0.97
2.51	87,130	4.9	2.51	86,713	2.51
2.89	43,000	5.4	2.89	38,250	2.89
2.93	274,923	5.7	2.93	240,090	2.93
3.18	84,057	5.8	3.18	64,722	3.18
	585,910	5.2	2.51	526,575	2.45

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2020	458,850	$6.85
Granted	179,958	12.30
Released	(92,237)	7.45
Canceled	(48,896)	6.30
As of September 30, 2021	497,675	8.76

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$39	$33	$117	$100
Research and development	143	133	440	401
Selling, general and administrative	333	201	760	635
Total	$515	$367	$1,317	$1,136

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Basic:
Net income (loss)	$4,256	$(26)	$12,735	$456
Diluted:
Net income (loss)	$4,256	$(26)	$12,735	$456
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share	17,873,516	17,619,958	17,800,721	17,559,438
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	755,458	—	773,981	317,872
Weighted-average shares used in computing diluted net income per share	18,628,974	17,619,958	18,574,702	17,877,310
Net income (loss) per share:
Basic	$0.24	$(0.00)	$0.72	$0.03
Diluted	$0.23	$(0.00)	$0.69	$0.03

(1)	Includes early-exercised options.

For a net loss period, basic net loss per share and diluted net loss per share are the same as the effect of potential shares is antidilutive and therefore excluded. The potentially dilutive securities outstanding for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020 that were excluded from the computation of diluted net income (loss) per share for the period presented as the effect would have been antidilutive was 19,000, 799,000, 23,000 and 779,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Domestic	$4,767	$(51)	$14,465	$458
Foreign	62	51	175	168
Income before income taxes	$4,829	$—	$14,640	$626

The components of the income tax provision are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$563	$15	$1,875	$139
Foreign	10	11	30	31
Income tax provision	$573	$26	$1,905	$170

As of September 30, 2021, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

Additionally, as of September 30, 2021, the Company had approximately $0.3 million of unrecognized tax benefits of which $0.2 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including export restrictions and measures taken by government authorities in response to the COVID-19 pandemic;
•	the impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold 195 million integrated circuits. Our revenue was $47.2 million and $20.8 million for the nine months ended September 30, 2021 and 2020, respectively. The security surveillance market accounted for a 52% and 47% of our revenue in the nine months ended September 30, 2021 and for the fiscal year 2020, respectively.  The automotive market accounted for a 48% and 53% of our revenue in the nine months ended September 30, 2021 and for the fiscal year 2020, respectively. We recognized $24.4 million and $9.4 million of revenue on sales into the security surveillance market for the nine months ended September 30, 2021 and 2020, respectively. In addition, we recognized $22.8 million and $11.4 million of revenue on sales into the automotive market for the nine months ended September 30, 2021 and 2020, respectively. We recorded net income of $12.7 million and net income of $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the nine months ended September 30, 2021 and 2020, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $2.0 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $4.7 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of September 30, 2021, we had 77 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 40% and 6% of our revenue for the three months ended September 30, 2021 and 2020, respectively, and 38% and 23% of our revenue for the nine months ended September 30, 2021 and 2020, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”).  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items.  These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

On November 12, 2020, President Trump issued Executive Order 13959 on Addressing the Threat from Securities Investments that Finance Communist Chinese Military Companies which prohibits any transaction in publicly traded securities, or any securities that are derivative of, or are designed to provide investment exposure to such securities, of any identified Communist Chinese military company, which included Hikvision. On June 3, 2021, President Biden issued Executive Order 14032 amending the prior Executive Order.  As amended, Executive Order 13959 continues to prohibit certain transactions involving the purchase or sale of publicly traded securities of designated companies.  Restrictions are applicable to certain entities designated as Chinese Military-Industrial Complex Companies who have been placed on the “CMIC List.”  Hikvision was listed in the Annex to Executive Order 14032 and is currently on the CMIC List.  However, Hikvision is not on the Specially Designated Nationals (SDN) List and the restrictions imposed by these Executive Orders are not expected to directly impact our business.

We have taken action to confirm whether our products are subject to EAR. We have retained the continuous assistance of outside experts and, following Hikvision’s designation on the BIS Entity List, performed a comprehensive review of our products and manufacturing operations.  Based on that review, we have concluded that our products are not subject to EAR. Therefore, our products may continue to be shipped to Hikvision without a U.S. export license, even though Hikvision appears on the BIS Entity List.

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

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

COVID-19 Pandemic. We are actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, end-customers (including our significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for our products. Sharp increases in demand for semiconductor products due to the COVID-19 pandemic have resulted in a global shortage of manufacturing capacities in 2021 as semiconductor suppliers have been unable to rapidly respond to increased demand. Although we continue to work with our suppliers as well as our manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. We have made estimates of the impact of the COVID-19 pandemic within our financial statements and there may be changes to those estimates in future periods.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the nine months ended September 30, 2021 and 2020, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 38% and 23% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. Government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. Government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. Government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$17,060	$6,214	$47,233	$20,823
Cost of revenue (1)	7,919	2,983	21,524	9,567
Gross profit	9,141	3,231	25,709	11,256
Operating expenses: (1)
Research and development	2,037	1,578	4,700	5,499
Selling, general and administrative	2,278	1,695	6,402	5,327
Total operating expenses	4,315	3,273	11,102	10,826
Income (loss) from operations	4,826	(42)	14,607	430
Other income - net	3	42	33	196
Income before income taxes	4,829	—	14,640	626
Income tax provision	573	26	1,905	170
Net income (loss)	$4,256	$(26)	$12,735	$456
(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$39	$33	$117	$100
Research and development	143	133	440	401
Selling, general and administrative	333	201	760	635
Total	$515	$367	$1,317	$1,136

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	46	48	46	46
Gross profit	54	52	54	54
Operating expenses:
Research and development	12	25	10	26
Selling, general and administrative	14	28	13	26
Total operating expenses	26	53	23	52
Income (loss) from operations	28	(1)	31	2
Other income - net	—	1	—	1
Income before income taxes	28	—	31	3
Income tax provision	3	—	4	1
Net income (loss)	25%	0%	27%	2%

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$17,060	$6,214	$10,846	175%	$47,233	$20,823	$26,410	127%

Revenue increased $10.8 million, or 175%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was mainly due to a $6.8 million increase in security surveillance market revenue as a result of a 354% increase in the volume of shipments and a $4.0 million increase in automotive market revenue due to a 34% increase in the volume of shipments, partially offset by a decrease in average selling price attributable to product mix.

Revenue increased $26.4 million, or 127%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was mainly due to a $15.0 million increase in security surveillance market revenue due to a 190% increase in the volume of shipments and a $11.4 million increase in automotive market revenue due to a 70% increase in the volume of shipments, partially offset by a decrease in average selling price attributable to product mix.

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

Revenue by geographic region

The table below sets forth the major components of revenue by geographic region for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
China	69%	58%	69%	60%
Taiwan	16	24	17	21
South Korea	11	15	11	16
Japan	3	2	2	2
Other	1	1	1	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$7,919	$2,983	$4,936	165%	$21,524	$9,567	$11,957	125%
Gross margin	54%	52%			54%	54%

Cost of revenue increased by $4.9 million, or 165%, and gross margin increased from 52% to 54% for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Cost of revenue increased primarily as a result of 133% increase in the volume of shipments. Gross margin was positively impacted by product mix.

Cost of revenue increased by $12.0 million, or 125%, and gross margin was 54% for both the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Cost of revenue increased primarily attributable to a 123% increase in the volume of shipments. There was no impact on gross margin.

We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, adjustments to inventory valuation, if any, and end market product demand.

Research and development expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$2,037	$1,578	$459	29%	$4,700	$5,499	$(799)	(15)%

Research and development expenses increased $0.5 million, or 29%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a $0.3 million increase in personnel costs and a $0.1 million increase in external design fees and software costs.

Research and development expenses decreased $0.8 million, or 15%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a $1.3 million decrease in tape-out expenses associated with the development of new products and a $0.1 million decrease in administrative expense related research and development activities, offset by a $0.5 million increase in personnel costs and a $0.1 million increase in external design fees and software costs.

Selling, general and administrative expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$2,278	$1,695	$583	34%	$6,402	$5,327	$1,075	20%

Selling, general and administrative expenses increased $0.6 million, or 34%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, mainly due to a $0.3 million increase in personnel costs, a $0.1 million increase in stock-based compensation, a $0.1 million increase in professional service fees due to additional administrative efforts with operating as a U.S. company that is publicly traded in Japan, and a $0.1 million increase in other administrative costs.

Selling, general and administrative expenses increased $1.1 million or 20%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a $0.5 million increase in personnel costs a $0.3 million increase in professional service fees due to additional administrative efforts with operating as a U.S. company that is publicly traded in Japan, and a $0.1 million increase in stock-based compensation, and a $0.1 million increase in other administrative costs.

Other income-net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Other income - net	$3	$42	$(39)	(93)%	$33	$196	$(163)	(83)%

Other income-net decreased $39,000, or 93%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a decrease in the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Other income-net decreased $0.2 million, or 83%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a decrease in the net interest income from investments, partially offset by the change from foreign currency exchange transactions and foreign currency fluctuations.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)
Income tax provision	$573	$26	$547	2104%	$1,905	$170	$1,735	1021%

The income tax provision increased $0.5 million, or 2104%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to an increase in taxable income.

The income tax provision increased $1.7 million, or 1021% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to an increase in taxable income.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of September 30, 2021 were $40.7 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in) operating activities	$12,357	$(850)
Net cash provided by (used in) investing activities	830	(5,661)
Net cash provided by (used in) financing activities	(15)	46
Net increase (decrease) in cash and cash equivalents	$13,172	$(6,465)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2021, net cash used in operating activities was $12.4 million, primarily due to net income of $12.7 million and non-cash charges of $2.3 million primarily driven by stock-based compensation, depreciation and amortization, noncash lease expense, deferred income taxes, and inventory valuation adjustments, offset by net cash outflow in operating assets and liabilities of $2.6 million. The net cash outflow used in operating assets and liabilities was primarily attributable to a $3.5 million cash outflow for inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, and a $0.6 million cash outflow in lease liabilities and other liabilities due to the renewal of an operating lease, partially offset by a $0.5 million cash inflow in accrued expense due to the timing of services performed, a $ 0.5 million cash inflow in account payable due to the timing of payments from venders, and a $0.4 million cash inflow from customer deposits due to the timing of customer pre-payments.

During the nine months ended September 30, 2020, net cash used in operating activities was $0.9 million, primarily due to net income of $0.5 million and non-cash charges of $2.2 million primarily driven by stock-based compensation, noncash lease expense, depreciation and amortization, and inventory valuation adjustments, offset by net cash outflow in operating assets and liabilities of $3.5 million. The net cash outflow used in operating assets and liabilities was primarily due to a $1.8 million cash outflow in inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand, a $0.6 million cash outflow in accounts payable due to the timing of payments from venders, a $0.5 million cash outflow in accrued expenses due to the timing of services performed, a $0.4 million cash outflow in customer deposits due to the timing of customer pre-payments, and a $0.4 million cash outflow in other liabilities due to the renewals of operating leases, partially offset by a $0.3 million cash inflow in prepaid expenses and other current assets due to the timing of payment for services to be performed.

Investing Activities

During the nine months ended September 30, 2021, cash provided in investing activities was $0.8 million, primarily due to $14.0 million cash inflow due to proceeds from maturities of debt securities, partially offset by a $12.9 million cash outflow used to purchase debt securities and a $0.3 million cash outflow due to purchases of property and equipment.

During the nine months ended September 30, 2020, cash used in investing activities was $5.7 million, primarily due to $11.1 million cash outflow used to purchase debt securities and a $0.3 million cash outflow due to purchases of property and equipment, partially offset by a $5.8 million cash inflow due to proceeds from maturities of debt securities.

Financing Activities

During the nine months ended September 30, 2021 and 2020, cash used in financing activities was $15,000 and cash provided by financial activities was $46,000, respectively, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of September 30, 2021 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Purchase commitments	6,895	5,030	1,865	—

Purchase obligations under contracts that we can cancel without a significant penalty are not included in the table above.

There have been no material changes to our contractual lease obligations during the three and nine months ended September 30, 2021 from those previously disclosed in our Form 10-K.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in other income-net on our Condensed Consolidated Statement of Operations and Comprehensive Income (loss).

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

With the amount of cash, cash equivalents and investments that we maintained at September 30, 2021, inconsequential changes in interest rates, would not have had a material effect on our cash and cash equivalents or the fair value of our investment portfolio.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations

Sharp increases in demand for semiconductor products due to the COVID-19 pandemic have resulted in a global shortage of manufacturing capacities in 2021 as semiconductor suppliers have been unable to rapidly respond to increased demand. Consequently, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would lead to an increase in our manufacturing costs that we may not be able to fully pass to our customers, resulting in increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, assembly and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Third Amendment to Lease dated August 9, 2021 by and between the Registrant and Silicon Valley Center Office LLC.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Techpoint, Inc.

Date: November 10, 2021	By:	/s/ Maureen A. Monahan
Maureen Monahan
Chief Financial Officer and Vice President of Administrations (Principal Financial and Accounting Officer)

Date: November 10, 2021	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)