Form 10-K
period 2021-12-31
Techpoint, Inc.
filed 2022-03-11
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of Japanese Depositary Shares, or JDS, on the Tokyo Stock Exchange of $19.49, was $191.6 million.

As of March 7, 2022, the registrant had 18,034,668 shares of common stock, $0.0001 par value per share, outstanding which includes 5,581,138 shares of JDS.

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “could,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	the expected dividend payment dates and timing for receipt of dividends, and our plans to pay dividends in the future;
•	laws and regulations applicable to our business, including export restrictions;
•	the impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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
•

If the growth of demand for video applications for the security surveillance and automotive markets does not continue, or if we are unsuccessful in selling into the automotive market, our ability to increase our revenue and operating results could suffer.

•	Global shortages in manufacturing capacities could interrupt or negatively affect our operations, increase cost to manufacture and negatively impact our results of operations.
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
•

The market for High Definition, or HD, video application integrated circuits is historically characterized by declines in average selling prices as products mature, which could negatively affect our revenue and margins.

•

We manufacture our products based on our estimates of end-customer demand, and if our estimates are incorrect or our end-customers cancel their orders our financial results could be negatively impacted.

•	If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.
•

We rely on a limited number of independent subcontractors for the manufacture, assembly and testing of our semiconductors, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested, could damage our relationships with our end-customers, decrease our sales and limit our growth.

•	Changes to industry regulations relevant to our products and markets could adversely affect our business, results of operations and prospects.
•

We rely on our relationships with Original Design Manufacturers, or ODM, to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

•

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks in Asia, which could adversely affect our financial results.

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

•

Due to the complexity of our products and length of our sales cycle there can be difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries, failure to achieve new design wins which could negatively impact our operating results due to increases in manufacturing costs and declines in sales to our end-customers.

•	Failure to protect our intellectual property could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

•	A breach of our information and physical security systems may damage our reputation, subject us to lawsuits and adversely affect our business.

•	Uncertain geopolitical conditions could have a material adverse effect on our business and the market on which our JDS currently trade, which could cause the market price of our JDS to decline.

•

Japanese Depositary Shares are a relatively new form of security and there could be unforeseen difficulties or risks associated with JDS. For example, because the trading market for our JDS is the Mothers market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us and our governance practices may differ from those of a company listed on such U.S. exchanges; JDS holders do not have stockholders’ rights; Holders of our JDS may not receive distributions on our common stock or any value for them if it is illegal or impractical to make them available to JDS holders; Due to daily price range limitations under Japanese stock exchange rules, our JDS may not be sold at a particular price on any particular trading day, or at all; Prior to our initial public offering in September 2017, there was no prior public market for the JDS or our underlying common stock, and the market price of our JDS may be volatile or may decline regardless of our operating performance; If securities analysts do not publish research or reports about our business or if they downgrade the JDS, the trading price of our JDS could decline.

•	Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with end-customers.
•

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the JDS may be negatively affected.

PART I

Item 1. Business

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition, or SD, video to high definition, or HD, video in the security surveillance and automotive industries. We target specific video applications that receive and process high-definition analog video signals, including surveillance cameras, surveillance digital video recorders, or DVRs, as well as cameras in automobiles. We design application specific products that utilize our HD analog transmission technology and perform advanced digital video processing to facilitate the display, transmission and storage of video content. We believe designing our integrated circuits for specific applications allows us to better address varying end-customer requirements, fully leverage our technological capabilities and achieve greater share within our target markets.

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

HD-TVI Transmitters. Our HD-TVI transmitters are used within the camera, take the HD digital signal from an HD camera processor and converts it to HD-TVI analog signals. We integrate the HD camera processor and HD-TVI transmitter into the same integrated circuit to save cost and save space in a camera. We also market standalone HD-TVI transmitters to increase our flexibility to work with other camera processors in the market. This allows a customer either to purchase our combined HD-TVI transmitter with both a processor and transmitter or our standalone transmitter to be paired with a third-party processor.

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

Automotive LCD Controllers:  We provide HD LCD controllers that allow us to support Liquid Crystal Display, or LCD, panels for the HD E-mirror as well as for various HD LCD panel displays inside the car.

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

We have developed a proprietary high definition analog video transmission technology called high definition transport video interface, or HD-TVI. Our HD analog technology operates at the same 1080p HD resolution as digital HD technologies, but transmits the information in a continuous format, or wave, instead of a binary 0 or 1 format. When transmitted information in an analog system encounters interference or other degradation, the video quality is impacted.  This is in contrast to a digital transmission where once a threshold level of interference or other degradation is encountered, the image is cutoff completely. Our HD-TVI technology uses analog transmission techniques that are an extension of legacy analog video broadcasting technology used in traditional analog televisions but which can deliver high definition video transmission over long cable distances. Our HD-TVI transmitter interfaces with a high definition camera processor or image sensor and converts the digital HD content to an HD analog signal. After transmission, our HD-TVI receiver converts this analog signal back into a digital signal for processing by a standard display processor.

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

Customers

We principally sell our products to distributors who, in turn, sell to original design manufacturers, or ODM, contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to ODM. ODM typically design and manufacture electronic products to sell to original equipment manufacturers, or OEM. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 60 days’ notice and do not require price protection.

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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $6.4 million, $7.2 million, and $6.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2021, we have one patent application pending in the United States. The patent application covers aspects of the technology in the integrated circuits we currently design and market. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

Assembly and Test. Our products are shipped from TSMC or UMC to third-party sort, assembly and test facilities where they are assembled into finished integrated circuits and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally to Advanced Semiconductor Engineering, Inc., or ASE, and Sigurd Microelectronics Corporation, or Sigurd. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

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

Competition

The market in which we operate is extremely competitive, and is characterized by rapid technological change, continuously evolving end-customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. We compete with numerous domestic and international semiconductor manufacturers and designers. In our automotive market, we principally compete with Maxim Integrated Products, Inc. and Texas Instruments Incorporated. In selling our integrated circuits into the surveillance market, we principally compete against Nextchip Co., Ltd in South Korea, Pixelplus Co., Ltd in South Korea, and Fullhan Microelectronic Co., Ltd in China. Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. They may also have a larger presence and more significant relationships within certain geographical areas, such as in Asia where many of our end-customers operate. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Some of our competitors currently offer product features or technologies that we do not currently offer but intend to sell in the future, such as Ultra HD advanced camera image signal processors. We must, therefore, compete against competitors that have more experience in developing and selling products and technologies that we do not currently offer but intend to offer in the future. Some of our competitors also use smaller geometry process technologies in their products, which can result in better manufacturing yields and decreased costs. In addition, these competitors may have greater credibility with our existing and potential end-customers. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose end-customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position. Our ability to compete successfully depends in part on our ability to deliver products without reliability, quality or compatibility problems and on a number of other factors such as performance and robustness, functionality, price and cost effectiveness, rapid time-to-market and customer service and support.

We believe we currently compete favorably with respect to these factors in the aggregate. However, we cannot provide assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market.

Human Capital Resources

Our key human capital management objectives are to attract, retain and support the highest quality talent. As of December 31, 2021, we employed 78 employees. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We have not experienced any work stoppages and we consider our employee relations to be good.

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

Facilities

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in March 2024. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

Item 1A. Risk Factors

Investing in our JDS and our underlying common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of the JDS could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We were incorporated in 2012 and began shipping our integrated circuits in 2013. Our limited operating history and limited experience selling products, combined with the rapidly evolving and competitive nature of our markets, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the security surveillance and automotive industries in general, and the growth and adoption of new security surveillance technologies and automotive video applications in particular, and changes in macroeconomic conditions. Our future revenue growth rate, and the success of our business, will depend in particular upon the success of our automotive video business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer. We presently intend to expand our operations in Asia, especially in Japan.

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

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2021, 2020, and 2019. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision, the largest security surveillance manufacturer in China, accounted for 38%, 28%, and 50% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

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

If the growth of demand for video applications for the security surveillance and automotive markets does not continue, or if we are unsuccessful in selling into the automotive market, our ability to increase our revenue and operating results could suffer.

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2021, 2020, and 2019, 50%, 47%, and 66% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business. However, we may not be successful developing and marketing our solutions for this market, or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

Sharp increases in demand for semiconductor products due to the COVID-19 pandemic have resulted in a continuing global shortage of manufacturing capacities in 2021 as semiconductor suppliers have been unable to rapidly respond to increased demand. Consequently, we may experience increases in the costs to manufacture our products and may not be able to manufacture and deliver all of the orders placed by our customers. We are not able to foresee when the current shortage of manufacturing capacity will subside. If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would lead to an increase in our manufacturing costs that we may not be able to fully pass to our customers, resulting in increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, assembly and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. We operate in locations where competition for engineering talent is particularly intense, in particular the San Francisco Bay Area. If we are unable to recruit and retain skilled personnel, our business could suffer and our financial results could decline. The loss of any key personnel or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. We do not have long-term employment contracts with any of our employees, including our key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 78 employees as of December 31, 2021. To manage our growth successfully, we believe we must effectively:

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

The market for HD video application integrated circuits is historically characterized by declines in average selling prices as products mature, which could negatively affect our revenue and margins.

Our end-customers expect the average selling price of our products to decrease year-over-year. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our products have historically experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we do not operate our own manufacturing, assembly or testing facilities, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

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

We rely on a limited number of independent subcontractors for the manufacture, assembly and testing of our semiconductors, and the failure of any of these third-party vendors to deliver products or otherwise perform as requested, could damage our relationships with our end-customers, decrease our sales and limit our growth.

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

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks in Asia, which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2021, 2020, and 2019. We derived 69%, 64%, and 73% of our revenue from sales to customers in China for the years ended December 31, 2021, 2020, and 2019, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

•	new and different sources of competition;
•	public health emergencies, such as COVID-19, affecting our employees’ ability to travel; and
•	political and economic instability, and terrorism.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We face risks related to health epidemics which could adversely affect our business, financial condition and results of operations.

          We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity.

          The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California, have at times been subject to a stay-at-home order from the state government. Our offices in Japan, China, South Korea and Taiwan have also been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce the spread of COVID-19. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. For example, travel restrictions may prohibit our ability to conduct necessary face-to-face meetings with our customers. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect the progress of our research and development projects, our sales and marketing activities, product delivery schedules, and our business, financial condition and results of operations.

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

          The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could cause fluctuations in foreign currency markets, impact the availability of future borrowings, increase the cost of borrowings, increase credit risks of our customers, disrupt supply and limit the ability of third-party suppliers’, manufacturers’ and subcontractors’ ability to manufacture our products in time. We may also experience an increase in the cost of materials used in our products. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

We derived 69%, 64%, and 73% of our revenue for the years ended December 31, 2021, 2020, and 2019, respectively, from distributors located in China. Additionally, for the years ended December 31, 2021, 2020, and 2019, we derived 38%, 28%, and 50%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

In recent years, the U.S. government has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 69% of our revenue for the year ended December 31, 2021, respectively. In addition, our largest end customer, Hikvision, who accounted for 38% of our revenue for the year December 31, 2021, is located in China and is currently included in recent trade restrictions described below.

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

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021, which requires the U.S. Federal Communications Commission, or FCC, to adopt rules no later than November 11, 2022 clarifying that it will no longer review or approve any application for equipment authorization for equipment that is on the list of covered communications equipment or services published by the FCC under section 2(a) of the Secure and Trusted Communications Networks Act of 2019. Items on the FCC’s “covered list” include video surveillance and telecommunications equipment produced by Hikvision, to the extent it is used for the purpose of public safety, security of government facilities, physical security surveillance of critical infrastructure, and other national security purposes, including telecommunications or video surveillance services provided by such entity or using such equipment.  The restrictions to be imposed by the FCC pursuant to the Secure Equipment Act of 2021 would impact imports of certain Hikvision equipment into the United States but are currently not expected to directly impact our business. This may or may not directly impact our revenue in the future.  In the event there is an impact on our revenue, we believe that it would be gradual and limited in scope both because Hikvision continues to sell its currently approved products in the U.S. and because other manufactures that incorporate our products could take market share from Hikvision in the U.S. We believe that our revenue would decrease only a few percentage points even if Hikvision’s business is fully impacted by the restrictions to be imposed by the FCC that limit Hikvision’s ability to import its future products into the U.S. Additionally, we plan to continue growing our revenue from new and existing customers, thus further limiting the impact of the restrictions to be imposed by the FCC that impact the importation of certain of Hikvision’s future products into the U.S.

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

Our headquarters are located in the State of California and we have operations in Japan, which are areas subject to significant earthquake risks and other natural disasters. Any disruption to our or our third-party vendors’ operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

Our headquarters are located in Northern California and we have operations in Japan, among other countries; our third-party vendors, including TSMC, UMC, ASE and Sigurd, are also located in the Pacific Rim region, which is at risk of an earthquake, typhoon, tsunami or other extreme weather.  Our operations in the Pacific Rim region, including California, Japan, and Taiwan, where some of our third-party vendors are located, is significant due to the proximity of major earthquake fault lines. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Risks Related to Being a Public Company and Our JDS

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to comply with the auditor attestation requirements of Section 404 of the U.S. Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act.  If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if required), investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the JDS could be negatively affected, and we could become subject to investigations by the TSE, the SEC, Japanese securities authorities, or other regulatory authorities, which could require additional financial and management resources.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with end-customers.

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. The Dodd-Frank Act requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products and affect our costs and relationships with end-customers, distributors and suppliers, as we must obtain additional information from them to ensure our compliance with the disclosure requirement. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying end-customers who require that all of the components of our products are certified as conflict mineral free and these end-customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

We are an emerging growth company. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our JDS less attractive to investors.

We are an emerging growth company. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies including the exemption from the auditor attestation requirements of Section 404 of the U.S. Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our JDS less attractive because we will rely on these exemptions. If some investors find our JDS less attractive as a result, there may be a less active trading market for our JDS and the trading price of our JDS may be more volatile.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in March 2024. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

Dividend Policy

Our board of directors has adopted a dividend policy to link dividend payments to business performance on an ongoing basis. The amount to be paid in future dividends will be reviewed by the board, with an aggregate dividend target amount for each fiscal year equal to approximately 50% of our annual non-GAAP net income for the prior fiscal year. We anticipate making payment of future dividends in two installments following our December 31 year end. This policy can be modified or terminated at any time at the discretion of our board of directors, including the board’s determination to cease paying dividends in the future. The payment will be made in accordance with and subject to the terms of the Trust Agreement dated August 31, 2017 between our Company; Mizuho Securities Co., Ltd.; Mitsubishi UFJ Trust and Banking Corporation; and The Master Trust Bank of Japan, Ltd., which agreement governs the rights of JDS holders.

2022 Dividend

On December 22, 2021, we announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2022, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2021 in the amount of $4.5 million and is payable to stockholders of record on January 31, 2022. The payment date for the first installment on our shares of common stock (including common stock underlying JDS) will be February 15, 2022. The second installment of the dividend is not accrued as of December 31, 2021 because it is anticipated to be paid in the third fiscal quarter of 2022 and the declaration of the second installment is subject to board approval and in accordance with applicable law. We intend to provide additional information about the second installment of the dividend in the second fiscal quarter of 2022. The timing for receipt of the dividend payments by individual holders of Techpoint common stock and JDS will vary due to the payment process for JDS holders. The amount paid to JDS holders will be reduced by any applicable U.S. withholding income tax, and then converted into Japanese Yen. Once the dividend is converted into Japanese Yen, a distribution payment fee and any additional local taxes will be paid from the distribution amount. As a result, the net amount of the first dividend installment that is ultimately received by JDS holders will be less than $0.25 per JDS. We anticipate that JDS holders will receive the payment of the first installment of the fiscal 2022 dividend in their accounts in late-March 2022.

Holders of Record

As of March 7, 2022, there were approximately 118 holders of record of our common stock. This figure does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid-in capital as our repurchase right lapses. For the year ended December 31, 2021, we did not repurchase shares related to unvested early exercised stock options due to termination.

Purchases of Unregistered Equity Securities by the Issuer

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Annual Report on Form10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including export restrictions;
•	the expected dividend payment dates and timing for receipt of dividends, and our plans to pay dividends in the future
•	the impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

The following discussion and analysis should be read together with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. A discussion of changes in our results from the year ended December 31, 2019 to 2020 has been omitted from this Annual Report on Form 10-K and may be found in “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021. In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 261 million integrated circuits. Our revenue was $64.7 million and $34.3 million for the years ended December 31, 2021 and 2020, respectively. The automotive market accounted for 50% and 53% of our revenue for the years ended December 31, 2021 and 2020, respectively. Meanwhile, the security surveillance market accounted for 50% and 47% of our revenue for the years ended December 31, 2021 and 2020, respectively. We recognized $32.1 million and $18.2 million of revenue on sales into the automotive market for the years ended December 31, 2021 and 2020, respectively. In addition, we recognized $32.6 million and $16.1 million of revenue on sales into the security surveillance market for the years ended December 31, 2021 and 2020, respectively. We recorded net income of $17.3 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the years ended December 31, 2021 and 2020, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

We undertake significant product development efforts well in advance of a product’s release and in advance of receiving purchase orders. Our product development efforts, which are focused on developing new designs with broad demand and potential for future derivative products, typically take from six to twenty-four months until production begins, depending on the product’s complexity. If we secure a design win, we believe the system designer is likely to continue to use the same or enhanced versions of our product across a number of their models, extending the life cycles of our products. Conversely, if a competitor secures the design win, it may be difficult for us to sell into the end-customer’s application for an extended period. Our sales cycle typically ranges from three to six months for the security surveillance market and one to three years for the automotive market. Due to the length of our product development and sales cycle, the majority of our revenue for any period is likely to be weighted toward products introduced for sale in the prior one or two years. As a result, our present revenue is not necessarily representative of future sales because our future sales are likely to be comprised of a different mix of products, some of which are now in the development stage.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2021 and 2020, our research and development expense was $6.4 million and $7.2 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of December 31, 2021, we had 78 employees, 24 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 38% and 28% of our revenue for the years ended December 31, 2021 and 2020, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021, which requires the U.S. Federal Communications Commission (“FCC”) to adopt rules no later than November 11, 2022 clarifying that it will no longer review or approve any application for equipment authorization for equipment that is on the list of covered communications equipment or services published by the FCC under section 2(a) of the Secure and Trusted Communications Networks Act of 2019. Items on the FCC’s “covered list” include video surveillance and telecommunications equipment produced by Hikvision, to the extent it is used for the purpose of public safety, security of government facilities, physical security surveillance of critical infrastructure, and other national security purposes, including telecommunications or video surveillance services provided by such entity or using such equipment. The restrictions to be imposed by the FCC pursuant to the Secure Equipment Act of 2021 would impact imports of certain Hikvision equipment into the United States and are not expected to directly impact our business.

The above conclusions are as of the date of filing of this Annual Report on Form 10-K.  It is possible that changes in U.S. regulations or policies in the future may impose restrictions, including the imposition of license requirements or even a full or partial prohibition, on our sale of products to Hikvision.

Key Factors Affecting Our Results of Operations

COVID-19 Pandemic. In December 2019, a respiratory illness caused by a novel coronavirus disease (“COVID-19”) was reported in Wuhan, Hubei Province, China, and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. As our products are primarily sold in Asia, we are particularly impacted by shutdowns and government actions in the countries impacted in that region.  We continue to actively monitor the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce and accommodate and comply with regional restrictions as appropriate. These actions include monitoring the impact on our workforce and the economic impact on our customers and markets.  We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods.

The COVID-19 pandemic continues to have an impact on our business and that of our customers and suppliers. This has resulted in government authorities implementing numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. All of our offices in the U.S., Japan, China, South Korea and Taiwan have been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce its spread. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations.  Despite these limitations, we have been able to secure products from our suppliers, fulfill our customers’ purchase orders and increase revenues during the twelve months ended December 31, 2021.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2021 and 2020, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 38% and 28% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Product adoption and safety regulations in the automotive market. We have secured design wins with major automotive equipment manufacturers to sell our solutions to them for automotive backup cameras. Certain jurisdictions have passed laws and regulations requiring that all new cars sold after a certain date must contain back-up cameras, including with respect to cars sold in the United States after May 2018. If these jurisdictions do not maintain and implement these rules, or if back-up cameras are not put into automobiles sold in other locations as well, or do so more slowly than we expect, our financial results could be adversely affected.

Investment in growth. We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth and expanding our infrastructure. We expect our total operating expenses to increase significantly in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in the near term of adding additional sales and field applications personnel in the Asia-Pacific region to further broaden our support and coverage of our existing end-customer base, in addition to developing new end-customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization, or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations into new areas internationally, our business and results will become further subject to the risks and challenges of operations in those locations, including potentially higher operating expenses and the impact of legal and regulatory costs.

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

Income Tax Provision

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development credit, foreign derived intangible income (FDII) deduction, stock-based compensation and change in valuation allowance.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2021	2020
Revenue	$64,707	$34,339
Cost of revenue (1)	29,660	16,132
Gross profit	35,047	18,207
Operating expenses:
Research and development (1)	6,371	7,244
Selling, general and administrative (1)	8,791	7,265
Total operating expenses	15,162	14,509
Income from operations	19,885	3,698
Other income - net	29	218
Income before income taxes	19,914	3,916
Provision for income taxes	2,627	574
Net income	$17,287	$3,342

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cost of revenue	$156	$132
Research and development	580	543
Selling, general and administrative	1,109	811
Total	$1,845	$1,486

The following table sets forth the consolidated statements of operations for each period presented as a percentage of revenue:

	Year Ended
	December 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	46	47
Gross profit	54	53
Operating expenses:
Research and development	10	21
Selling, general and administrative	13	21
Total operating expenses	23	42
Income from operations	31	11
Other income - net	—	1
Income before income taxes	31	12
Provision for income taxes	4	2
Net income	27%	10%

Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$64,707	$34,339	$30,368	88%

Revenue increased by $30.4 million, or 88%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This was primarily due to a $16.6 million increase in security surveillance market revenue as a result of a 106% increase in shipment volume, and a $13.8 million increase in automotive market revenue due to a 44% increase in shipment volume.  Our product pricing has increased in our target markets.

Revenue by Geographic Region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Year Ended
	December 31,
	2021	2020
China	69%	64%
Taiwan	16	19
South Korea	11	14
Japan	3	2
Other	1	1
Total revenue	100%	100%

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$29,660	$16,132	$13,528	84%
Gross margin	54%	53%

Cost of revenue increased $13.5 million, or 84%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Gross margin increased to 54% for the year ended December 31, 2021 from 53% for the year ended December 31, 2020. Cost of revenue increased primarily due to a $12.7 million increase in cost of goods sold primarily due to a 73% increase in the volume of shipments, a $0.8 million increase as a result of an increase in inventory write-downs, decreased utilization of previously reserved inventory, increased warranty expense and product mix. Gross margin was positively impacted by these changes.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and Development Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$6,371	$7,244	$(873)	(12)%

Research and development expense decreased $0.9 million, or 12%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily due to a $1.3 million decrease in tape-out expenses associated with the development of new products, offset by a $0.3 million increase in personnel costs and a $0.1 million increase in product costs related to design, prototype and software expense.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$8,791	$7,265	$1,526	21%

Selling, general and administrative expenses increased by $1.5 million, or 21%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was due to a $0.5 million increase in personnel costs, a $0.5 million increase in professional service fees due to additional administrative efforts associated with operating as a U.S. company that is publicly traded in Japan, a $0.3 million increase in stock-based compensation, and a $0.2 million increase in other administrative costs.

Other Income - net

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income - net	$29	$218	$(189)	(87)%

Other income - net for the year ended December 31, 2021 decreased by $0.2 million, or 87%, as compared to the year ended December 31, 2020, primarily due to net interest income from investments.

Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,627	$574	$2,053	358%

The provision for income taxes increased by $2.1 million, or 358%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in the provision for income taxes was primarily due to an increase in taxable income.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents and short-term investments as of December 31, 2021 were $42.3 million. We believe our existing cash, cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash provided by operating activities	$14,247	$2,725
Net cash provided by (used in) investing activities	1,183	(2,093)
Net cash provided by (used in) financing activities	(135)	61
Net increase in cash and cash equivalents	$15,295	$693

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. Our cash flows significantly increased in the year ended December 31, 2021 as compared to 2020, primarily due to an increase in revenues of $30.4 million, or 88%, partially offset by an increase in cost of revenue of $13.5 million, or 84%.  Research and development decreased $0.9 million and was offset by an increase in selling, general and administration expense of $1.5 million.

Investing Activities

During the year ended December 31, 2021, cash provided by investing activities was $1.2 million, primarily due to a $1.5 million net cash inflow due to proceeds from maturities of debt securities net of purchases.  During the year ended December 31, 2020, cash used in investing activities was $2.1 million, primarily due to a $1.6 million cash outflow due to purchase of debt securities net of maturities. Remaining investing activities in both years consisted of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2021, cash used in financing activities was $0.1 million, primarily due to payments for shares withheld for tax withholdings on vesting of restricted stock units, partially offset by net proceeds from the exercise of stock options.

Material Requirements from Contractual and Other Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2021 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$1,035	$556	$479	$—
Purchase commitments	6,819	6,631	188	—
Total	$7,854	$7,187	$667	$—

See Note 5 to the financial statements for a discussion of our commitments and contingencies.  We believe that the liquidity provided by operating, investing and financing activities is adequate to meet our contractual obligations as described above.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Our accounting policies and recent account accounting pronouncements are more fully described in Note 1 of the consolidated financial statements.

Inventory Valuation Allowances

Inventory is valued net of allowances for unsalable or obsolete work in process and finished goods. The valuation allowance is adjusted for excess and obsolete inventory based on inventory age, shipment history and the forecast of demand over a specific future period. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors.

Income Taxes

In determining net income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In the ordinary course of global business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the interpretation and application of complex tax laws, and significant judgment is necessary to (i) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (ii) measure the amount of tax benefit that qualifies for recognition. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.

As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. Our judgment regarding future recoverability of our deferred tax assets may change due to various factors, including changes in U.S. or international tax laws and changes in market conditions and their impact on our assessment of taxable income in future periods. These changes, if any, may require adjustments to the valuation allowances and an accompanying reduction or increase in net income in the period when such determinations are made.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31, 2021, 2020, and 2019. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the years ended December 31, 2021 and 2020  would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest Rate Risk

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

A hypothetical increase or decrease of 10% in interest rates for the years ended December 31, 2021 and 2020 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of investments during that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years for the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 11, 2022

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$27,379	$12,084
Short-term investments	14,942	17,567
Accounts receivable	336	118
Inventory	13,522	8,901
Prepaid expenses and other current assets	895	614
Total current assets	57,074	39,284
Property and equipment - net	713	647
Deferred tax assets	584	588
Right-of-use assets	1,009	959
Other assets	2,558	1,741
Total assets	$61,938	$43,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838	$1,457
Accrued liabilities	1,895	2,523
Liability related to early exercised stock options	1	19
Customer deposits	775	735
Lease liabilities	525	720
Dividend payable	4,504	—
Total current liabilities	9,538	5,454
Other liabilities	583	392
Total liabilities	10,121	5,846
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of December 31, 2021 and 2020; nil shares issued and outstanding as of December 31, 2021 and 2020.	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of December 31, 2021 and 2020; 17,928,748 and 17,690,062 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	24,251	22,523
Accumulated other comprehensive income (loss)	(26)	41
Retained earnings	27,590	14,807
Total stockholders’ equity	51,817	37,373
Total liabilities and stockholders’ equity	$61,938	$43,219

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020	2019
Revenue	$64,707	$34,339	$32,027
Cost of revenue	29,660	16,132	16,387
Gross profit	35,047	18,207	15,640
Operating expenses
Research and development	6,371	7,244	6,468
Selling, general and administrative	8,791	7,265	6,777
Total operating expenses	15,162	14,509	13,245
Income from operations	19,885	3,698	2,395
Other income - net	29	218	54
Income before income taxes	19,914	3,916	2,449
Income tax provision	2,627	574	255
Net income	$17,287	$3,342	$2,194
Net income per share:
Basic	$0.97	$0.19	$0.13
Diluted	$0.93	$0.19	$0.12
Weighted-average shares outstanding used in computing net income per share:
Basic	17,830,808	17,587,804	17,283,133
Diluted	18,565,882	17,929,541	17,875,971
Comprehensive income:
Net income	$17,287	$3,342	$2,194
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax benefit (expense) of $18, and ($11) for year ended December 31, 2021 and 2020, respectively	(67)	56	(15)
Comprehensive income	$17,220	$3,398	$2,179

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2018	17,130,507	$2	$19,358	$—	$9,271	$28,631
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(15)	—	(15)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	249,848	—	243	—	—	243
Issuance of common stock upon vesting of restricted stock units	82,600	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(13,383)	—	(88)	—	—	(88)
Stock-based compensation	—	—	1,415	—	—	1,415
Net income	—	—	—	—	2,194	2,194
Balances as of December 31, 2019	17,449,572	$2	$20,928	$(15)	$11,465	$32,380
Other comprehensive income - unrealized gain on available-for-sale debt securities	—	—	—	56	—	56
Issuance of common stock upon exercise of stock options and vesting of early exercised options	123,817	—	224	—	—	224
Issuance of common stock upon vesting of restricted stock units	141,175	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(24,502)	—	(115)	—	—	(115)
Stock-based compensation	—	—	1,486	—	—	1,486
Net income	—	—	—	—	3,342	3,342
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(67)	—	(67)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	110,084	—	182	—	—	182
Issuance of common stock upon vesting of restricted stock units	151,608	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(23,006)	—	(299)	—	—	(299)
Stock-based compensation	—	—	1,845	—	—	1,845
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,504)	(4,504)
Net income	—	—	—	—	17,287	17,287
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income	$17,287	$3,342	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400	358	331
Stock-based compensation	1,845	1,486	1,415
Amortization of premium on available-for-sale investments	186	141	—
Write-off of deferred costs and long-lived assets	3	3	—
Inventory valuation adjustment	558	164	710
Deferred income taxes	15	78	(117)
Noncash lease expense	739	684	643
Changes in operating assets and liabilities:
Accounts receivable	(218)	(11)	129
Inventory	(5,179)	(3,017)	(4,551)
Prepaid expenses and other current assets	(225)	330	128
Other assets	14	(13)	(11)
Accounts payable	381	(76)	621
Accrued expenses	(813)	546	1,231
Customer deposits	40	(636)	1,369
Lease liabilities	(365)	(101)	(350)
Other liabilities	(421)	(553)	(325)
Net cash provided by operating activities	14,247	2,725	3,417
Cash Flows From Investing Activities
Purchase of property and equipment	(284)	(508)	(316)
Purchase of debt securities	(15,953)	(12,594)	(17,737)
Proceeds from maturities of debt securities	17,420	11,009	—
Net cash provided by (used in) investing activities	1,183	(2,093)	(18,053)
Cash Flows From Financing Activities
Net proceeds from exercise of stock options	164	176	174
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(299)	(115)	(88)
Net cash provided by (used in) financing activities	(135)	61	86
Net increase (decrease) in cash and cash equivalents	15,295	693	(14,550)
Cash and cash equivalents at beginning of period	12,084	11,391	25,941
Cash and cash equivalents at end of period	$27,379	$12,084	$11,391

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,108	$67	$35
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$230	$51	$89
Vesting of early exercised options	$18	$44	$67
Cash dividend declared but not yet paid	$4,504	$—	$—

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

Basis of Consolidation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as Other income - net in the Consolidated Statements of Operations.

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

Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its consolidated balance sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to the Company’s customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; trade restrictions by the United States against the Company's customers in China, as well as potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors.

Management continues to actively monitor the impact of COVID-19 on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for the Company’s products. The COVID-19 pandemic has resulted in a global shortage for semiconductor products due to limited manufacturing capacities in 2021 as semiconductor suppliers have been unable to rapidly respond to increased demand. Although the Company continues to work with its suppliers as well as its manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

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

  For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:
	Year Ended
	December 31,
	2021	2020	2019
Customer
Customer A	54%	46%	57%
Customer B	*	12%	*
Customer C	*	10%	*
End-Customer
End-Customer A (1)	38%	28%	50%

*	Less than 10%
(1)	Sales to End-Customer A primarily occurred through Customer A

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and commercial paper, the fair value of which approximates cost. The cash and cash equivalents held with financial institutions are likely to exceed the amount of insurance on the financial instruments, potentially by significant amounts.

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

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold and whether the Company will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in Other income-net and the remaining noncredit loss portion in accumulated other comprehensive income (loss).

Fair Value of Financial Instruments

The Company estimates the fair value of certain financial assets and liabilities based on available market information and valuation methodologies considered to be appropriate. However, considerable judgment is required in interpreting market data to develop the estimate of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. See Note 3 “Fair Value Measurements of Financial Instruments” of these Notes to Consolidated Financial Statements for a further discussion on the fair value of financial instruments.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished goods parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2021, 2020 and 2019 was $0.6 million, $0.2 million and $0.7 million, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from two to three years for computer equipment and software, furniture and leasehold improvements.

The Company evaluates the recoverability of property and equipment in accordance with ASC No. 360, Accounting for Property, Plant, and Equipment. (“ASC 360”). The Company performs periodic reviews to determine whether facts and circumstances exist that would indicate that the carrying amounts of property and equipment exceeds their fair values. If facts and circumstances indicate that the carrying amount of property and equipment might not be fully recoverable, projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful lives are compared against their respective carrying amounts. In the event that the projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on their expected discounted future cash flows attributable to those assets.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach as prescribed in ASC 740-10, Income Taxes. The Company records the amount of taxes payable or refundable for the current and prior years and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the

Company’s financial statements or tax returns. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2019-12 (“ASU 2019-12”) Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify the accounting for income taxes. This standard eliminates certain exceptions to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. As an emerging growth company, ASU 2019-12 is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company adopted this guidance on January 1, 2021.  The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Work in process	$6,038	$4,925
Finished goods	7,484	3,976
Total inventory	$13,522	$8,901

Property and Equipment - Net

Property and equipment - net consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Computer equipment and software	$2,224	$1,851
Leasehold improvements	84	84
Furniture	36	36
Total property and equipment	2,344	1,971
Less: accumulated depreciation	(1,631)	(1,324)
Total property and equipment - net	$713	$647

The Company recorded $0.4 million, $0.4 million and $0.3 million of depreciation expense for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Payroll-related expenses	$803	$889
Engineering services	681	258
Accrued warranty	145	60
Taxes payable	117	346
Accrued inventory	70	931
Professional fees	62	25
Other	17	14
Total accrued liabilities	$1,895	$2,523

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.8 million and $0.7 million as of December 31, 2021 and December 31, 2020, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the year ended December 31, 2021, the Company recognized $0.7 million of revenue from the December 31, 2020 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$8,222	$—	$—	$8,222
Commercial paper	3,993	—	(6)	3,987
Corporate bonds	13,333	—	(27)	13,306
Total available-for-sale securities	$25,548	$—	$(33)	$25,515
Reported in:
Cash and cash equivalents				$8,222
Short-term investments				14,942
Other assets				2,351
Total available-for-sale securities				$25,515

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,400	$—	$—	$6,400
Commercial paper	1,750	—	—	1,750
Corporate bonds	17,286	53	(2)	17,337
Total available-for-sale securities	$25,436	$53	$(2)	$25,487
Reported in:
Cash and cash equivalents				$6,400
Short-term investments				17,567
Other assets				1,520
Total available-for-sale securities				$25,487

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,187	$23,164
Due between one to two years	2,361	2,351
	$25,548	$25,515

The Company had 13 investments in unrealized loss positions as of December 31, 2021. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $17.3 million with unrealized losses of $33,272 as of December 31, 2021. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2021.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of December 31, 2021.

There were no sales of available-for-sale securities for the years ended December 31, 2021 and 2020.

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

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of December 31, 2021
Financial assets - available-for-sale securities
Money market funds	$8,222	$—	$8,222
Commercial paper	—	3,987	3,987
Corporate bonds	—	13,306	13,306
Total financial assets - available-for-sale securities	$8,222	$17,293	$25,515
As of December 31, 2020
Financial assets - available-for-sale securities
Money market funds	$6,400	$—	$6,400
Commercial paper	—	1,750	1,750
Corporate bonds	—	17,337	17,337
Total financial assets - available-for-sale securities	$6,400	$19,087	$25,487

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

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. Accordingly, the Company considers itself to be one reportable segment, which is comprised of one operating segment: the designing, marketing and selling of mixed-signal integrated circuits for the security surveillance and automotive markets.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
China	$44,549	$22,105	$23,533
Taiwan	10,611	6,587	4,061
South Korea	6,921	4,660	3,414
Japan	1,792	610	908
Other	834	377	111
Total revenue	$64,707	$34,339	$32,027

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Security surveillance	$32,636	$16,104	$21,178
Automotive	32,071	18,235	10,849
Total revenue	$64,707	$34,339	$32,027

Long-lived assets per geographic region were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Taiwan	$415	$575
China	207	7
United States	79	33
South Korea	7	12
Japan	5	20
Total property and equipment - net	$713	$647

5. Commitments and Contingencies

Operating leases

The Company’s leases are recorded as operating lease right-of-use (“ROU”) assets and operating leases liabilities. The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancelable lease agreements expiring through fiscal year 2024. The Company’s lease agreements do not include variable lease payments or any restrictions or covenants. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s lease assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have yet to commence.

The right-of-use assets and lease liabilities related to operating leases are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Right-of-use assets	$1,009	$959
Lease liabilities － Current	$525	$720
Lease liabilities － Non-Current	468	270
Total lease liabilities	$993	$990

Rent expense under operating leases was $0.8 million, $0.8 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The rent expense recognized from short-term leases was $24,000 for each of the years ended December 31, 2021, 2020 and 2019.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities (dollars in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$756	$739	$686
Cash paid for operating leases	$772	$739	$695
Right-of-use assets obtained in exchange for operating lease liabilities (1)			$839
New leases commenced during the period	$789	$585	$997
Weighted average remaining term for operating leases	1.91 years	1.40 years	1.94 years
Weighted average discount rate for operating leases	3.9%	6.0%	6.0%

          (1)     During the years ended December 31, 2021 and 2020, the Company modified two and four existing operating leases, respectively. None of the lease modifications were treated as separate contracts as no additional right-of-use was granted. Each was accounted for as a non-cash change in each existing lease liability and right-of-use asset.

As of December 31, 2021, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Years Ending December 31,	Amount
2022	$556
2023	382
2024	97
Total	$1,035
Less effects of discounting	(42)
Lease liabilities recognized	$993

Purchase Commitments

As of December 31, 2021, the Company had purchase commitments with its third-party suppliers through fiscal year 2024. Future minimum payments under purchase commitments are $6.6 million, $0.1 million, and $0.1 million for the years ended December 31, 2022, 2023 and 2024, respectively.

Litigation

Although the Company is not currently subject to any litigation, and no litigation is currently threatened against it, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and the outcomes are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss if reasonably estimable.

Indemnification

During the normal course of business, the Company may make certain indemnities, commitments and guarantees which may include intellectual property indemnities to certain of the Company’s customers in connection with the sales of the Company’s products and indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by a customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company has agreed to indemnify its officers, directors and certain key employees while they are serving in good faith in such capacities.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2021 and 2020. The shares of preferred stock issued and outstanding was nil as of December 31, 2021 and 2020.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2021 and 2020. As of December 31, 2021, the shares of common stock issued and outstanding were 17,928,748, excluding 334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock. As of December 31, 2020, the shares of common stock issued and outstanding were 17,690,062, excluding 7,835 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2021
Outstanding stock awards	1,058,693
Shares available for future issuance under the 2017 Stock Incentive Plan	6,072,181
Total common stock reserved for future issuances	7,130,874

Dividend

On December 22, 2021, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2022, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2021 in the amount of $4.5 million and is payable to stockholders of record on January 31, 2022. The payment date for the first installment on its shares of common stock (including common stock underlying JDS) will be February 15, 2022. The second installment of the dividend is not accrued as of December 31, 2021 because it is anticipated to be paid in the third fiscal quarter of 2022 and the declaration of the second installment is subject to the board of director’s approval and in accordance with applicable law.

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

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s IPO. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated are added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 Plan for the fiscal year 2021 was 707,916 shares. The 2017 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2020	5,485,779
Authorized	707,916
Granted	(215,958)
Canceled	94,444
As of December 31, 2021	6,072,181

Early Exercise of Stock Options

Certain employees and directors have exercised option grants prior to vesting. The unvested shares are subject to a repurchase right held by the Company at the original purchase price. The proceeds initially are recorded as a liability that is related to early exercised stock options, and is reclassified to common stock and additional paid-in capital as the repurchase right lapses.

For the years ended December 31, 2021, 2020 and 2019, the Company did not issue common stock with terms allowing exercise prior to vesting.

For the years ended December 31, 2021, 2020, and 2019, the Company repurchased nil, 3,334, and 5,584 shares of unvested common stock, respectively, related to early exercised options at the original purchase price. As of December 31, 2021 and 2020, 334 and 7,835 shares, respectively, held by employees were subject to repurchase at an aggregate price of approximately $1,000 and $19,000, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2020	717,015	$2.38	5.9	$3,024
Granted	—	-
Exercised (1)	(110,084)	1.65
Canceled	(22,688)	2.70
As of December 31, 2021	584,243	2.51	5.0	7,438
Options vested and expected to vest as of December 31, 2021	584,243	2.51	5.0	7,438
Options vested and exercisable as of December 31, 2021	549,084	2.48	5.0	7,009

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at December 31, 2021 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	21,450	2.1	$0.16	21,450	$0.16
0.37	36,050	3.4	0.37	36,050	0.37
0.97	39,300	4.1	0.97	39,300	0.97
2.51	87,130	4.7	2.51	87,130	2.51
2.89	43,000	5.2	2.89	41,000	2.89
2.93	273,756	5.4	2.93	254,182	2.93
3.18	83,557	5.6	3.18	69,972	3.18
	584,243	5.0	2.51	549,084	2.48

The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $1.2 million, $0.2 million, and $0.9 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over five years and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2020	458,850	$6.85
Granted	215,958	12.43
Released	(128,602)	7.52
Canceled	(71,756)	6.38
As of December 31, 2021	474,450	9.28

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Cost of revenue	$156	$132	$117
Research and development	580	543	502
Selling, general and administrative	1,109	811	796
Total	$1,845	$1,486	$1,415

The remaining unrecognized stock-based compensation related to non-vested awards was $3.8 million as of December 31, 2021 and will be recognized over a weighted average remaining period of approximately 4.8 years. The Company’s stock-based compensation expense related to stock option issuance is based on the estimated fair value of the option award at grant date calculated using the Black-Scholes option-pricing model.  The Company has not issued stock options since its IPO in 2017; the following valuation assumptions relate to the stock options issued prior to its IPO and to restricted stock units issued subsequently.  Expense is recognized on a straight-line basis over the employee’s service period.

Valuation assumptions – In order to estimate the fair value of stock-based compensation, the Company considered the fair value of the Company’s common stock, the risk-free rate, the options’ expected term, the volatility and the expected dividend yield, at the time of grant, as follows:

Fair value of common stock - Given the absence of a public trading market prior to the Company’s IPO in 2017, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock which included, but were not limited to (i) contemporaneous independent third-party valuations of the Company’s common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions.

Subsequent to the Company’s IPO, the fair value of the Company’s common stock was the per share closing price for the Company’s JDS as reported on the Mothers market of the Tokyo Stock Exchange on the date of grant.

Risk-free interest rate — The Company based the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term to the awards for each award group.

Expected term — The expected term represented the period that the Company’s stock-based awards are expected to be outstanding. The Company applied the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award.

Volatility — The Company determined volatility based on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the awards.

Dividend yield — At the time of stock option grants, the Company assumed an expected dividend yield of zero.

Employee Stock Awards

The weighted-average grant date fair value for employee restricted stock units for the years ended December 31, 2021, 2020 and 2019 were $12.43, $4.44 and $7.27, respectively, utilizing the JDS price on the date of grant.

Non-Employee Stock Awards

The Company did not grant any stock awards to non-employees during the years ended December 31, 2021, 2020 and 2019. Non-employee stock awards are measured at fair value on the grant date and the relating stock-based compensation expense is recognized as awards vest.

9.  Employee 401(k) Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has not made any matching contributions to the 401(k) Plan to date.

10. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2021	2020	2019
Numerator:
Basic:
Net income	$17,287	$3,342	$2,194
Diluted:
Net income	$17,287	$3,342	$2,194
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	17,830,808	17,587,804	17,283,133
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	735,074	341,737	592,838
Weighted-average shares outstanding used in computing diluted net income per share	18,565,882	17,929,541	17,875,971
Net income per share:
Basic	$0.97	$0.19	$0.13
Diluted	$0.93	$0.19	$0.12

(1)	Including early-exercised options

The potentially dilutive securities outstanding related to stock options as of December 31, 2021, 2020, and 2019 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 27,000, 678,000, and 382,000 shares, respectively.

11. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Domestic	$19,585	$3,664	$2,226
Foreign	329	252	223
Income before income taxes	$19,914	$3,916	$2,449

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Current:
Federal	$2,543	$453	$315
Foreign	68	39	56
State	1	1	1
Total Current	2,612	493	372
Deferred - net	15	81	(117)
Provision for income taxes	$2,627	$574	$255

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2021	2020	2019
U.S. statutory federal taxes at statutory rate	21.00%	21.00%	21.00%
State taxes - net of federal benefit	0.01	0.02	0.03
Research and development credit	(0.92)	(5.54)	(9.81)
Stock-based compensation	0.01	4.98	6.14
Foreign derived intangible income (FDII)	(7.68)	(7.43)	(11.18)
Permanent items and other	0.54	(0.44)	1.23
Change in valuation allowance	0.23	2.07	3.03
Effective tax rate	13.19%	14.66%	10.44%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$85	$85
Research and other credits	580	533
Accruals	355	363
Lease liability	168	100
Intangibles	204	234
Stock-based Compensation	140	108
Other	32	18
Total deferred tax assets	1,564	1,441
Valuation allowance	(665)	(618)
Deferred tax liabilities:
Property and equipment - net	(144)	(126)
Right-of-use assets	(171)	(98)
Other	—	(11)
Total deferred tax liabilities	(315)	(235)
Deferred tax assets - net	$584	$588

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of current period taxable income and its expected recurring profitability, management believes it is more likely than not that the Company will realize benefits of deductible differences for U.S. federal tax and thus has not recorded a valuation allowance. However, the Company has recorded a full valuation allowance against its California deferred tax asset as management has concluded it is more likely than not that these future benefits will not be realized due to its 0% California apportionment. The valuation allowance increased by $0.1 million during each of the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, the Company had net operating loss carryforwards (“NOL”) of nil for federal income tax purposes and approximately $1.2 million for California state income tax purposes. These NOL carryforwards will begin to expire in 2032 if unused. As of December 31, 2021, the Company had U.S. federal and California state tax credit carryforwards of nil and $1.0 million, respectively. The California tax credit carryforward carries forward indefinitely.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an "ownership change", as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2021, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company’s effective tax rate. The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2021	2020
Balance at the beginning of the year	$337	$295
Increases related to current year tax positions	57	71
Decreases related to current year tax positions	(38)	(29)
Balance at the end of the year	$356	$337

The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense on the Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $4,200 and $4,500 of accrued interest and penalties related to uncertain tax positions as of December 31, 2021 and 2020, respectively.

The 2018 through 2021 tax years remain subject to examination by U.S. federal tax authorities and the 2017 through 2021 tax years by state tax authorities. The Company is not currently under audit with either the IRS or any state or local jurisdiction, nor has it been notified of any other potential future state income tax audit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors”, “Executive Officers of the Registrant” and “Board Committees – Audit Committee and Financial Expert” contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2021 (the “Proxy Statement”).

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Code of Ethics for Senior Financial Officers that specifically applies to our chief executive officer (our principal executive officer) and chief financial officer (our principal financial and accounting officer) as well as other key management employees addressing ethical issues. Stockholders may request a free copy of our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers by contacting us at Techpoint, Inc., Attention: Secretary, 2550 N. First Street, #550, San Jose, California 95131.

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

10.5#	Offer Letter, dated September 30, 2019, by and between the Company and Mark Voll (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).
10.6#	Offer Letter, dated November 24, 2020, by and between the Company and Maureen Monahan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 12, 2021).

10.7

Lease between the Company and Silicon Valley Center Office LLC, dated September 22, 2014, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.8†	Amendment to Lease, dated October 31, 2016, by and between the Company and Silicon Valley Center Office LLC.
10.9

Second Amendment to Lease, dated October 7, 2019, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 13, 2020).

10.10

Third Amendment to Lease, dated August 9, 2021, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q filed on November 10, 2021).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

23.1†	Consent of Independent Registered Public Accounting Firm.

24.1†	Power of Attorney (included in the signature page hereof).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

TECHPOINT, INC.

Date: March 11, 2022	By:	/s/ Fumihiro Kozato
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

	Name	Title	Date

	/s/ Fumihiro Kozato	President and Chief Executive Officer	March 11, 2022
	Fumihiro Kozato	(Principal Executive Officer)

	/s/ Maureen A. Monahan	Chief Financial Officer, and Vice President of	March 11, 2022
	Maureen A. Monahan	Administrations (Principal Financial and Accounting Officer)

	/s/ Dr. Feng Kuo	Director	March 11, 2022
Dr. Feng Kuo

	/s/ Robert Cochran	Director	March 11, 2022
Robert Cochran

	/s/ Fun-Kai Liu	Director	March 11, 2022
Fun-Kai Liu

	/s/ Dr. Noriko Endo	Director	March 11, 2022
Dr. Noriko Endo

	/s/ Dr. Yaichi Aoshima	Director	March 11, 2022
Dr. Yaichi Aoshima

*By	/s/ Fumihiro Kozato
Fumihiro Kozato Attorney-in-Fact