Form 10-Q
period 2022-03-31
Techpoint, Inc.
filed 2022-05-12
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Japanese Depositary Shares, each representing one Common Stock Share, Par Value $0.0001 Per Share	M-6697	Tokyo Stock Exchange (Growth Market)

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

As of May 4, 2022, the registrant had 18,064,718 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,670	$27,379
Short-term investments	15,923	14,942
Accounts receivable	106	336
Inventory	15,180	13,522
Prepaid expenses and other current assets	583	895
Total current assets	58,462	57,074
Property and equipment ̶ net	735	713
Deferred tax assets	1,015	584
Right-of-use assets	965	1,009
Other assets	2,204	2,558
Total assets	$63,381	$61,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,550	$1,838
Accrued liabilities	3,171	1,896
Customer deposits	839	775
Lease liabilities	537	525
Dividend Payable	—	4,504
Total current liabilities	6,097	9,538
Other liabilities	565	583
Total liabilities	6,662	10,121
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share – 5,000,000 shares authorized as of March 31, 2022 and December 31, 2021; nil shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share – 75,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 18,034,584 and 17,928,748 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	24,826	24,251
Accumulated other comprehensive loss	(76)	(26)
Retained earnings	31,967	27,590
Total stockholders’ equity	56,719	51,817
Total liabilities and stockholders’ equity	$63,381	$61,938

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$16,028	$14,556
Cost of revenue	6,831	6,835
Gross profit	9,197	7,721
Operating expenses
Research and development	1,890	1,258
Selling, general and administrative	2,478	1,946
Total operating expenses	4,368	3,204
Income from operations	4,829	4,517
Other income (expense), net	(30)	19
Income before income taxes	4,799	4,536
Provision for income taxes	422	683
Net income	$4,377	$3,853
Net income per share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.21
Weighted average shares outstanding used in computing net income per share
Basic	18,015,424	17,735,671
Diluted	18,574,857	18,397,654
Comprehensive income:
Net income	$4,377	$3,853
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of $13 and $5 for the three months ended March 31, 2022 and 2021, respectively	(50)	(20)
Comprehensive income	$4,327	$3,833

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	47,766	—	77	—	—	77
Issuance of common stock upon vesting of restricted stock units	24,125	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,920)	—	(29)	—	—	(29)
Stock-based compensation	—	—	371	—	—	371
Net income	—	—	—	—	3,853	3,853
Balances as of March 31, 2021	17,758,033	$2	$22,942	$21	$18,660	$41,625

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(50)	—	(50)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	79,517	—	142	—	—	142
Issuance of common stock upon vesting of restricted stock units	32,225	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,906)	—	(82)	—	—	(82)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,377	4,377
Balances as of March 31, 2022	18,034,584	$2	$24,826	$(76)	$31,967	$56,719

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$4,377	$3,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	101	102
Stock-based compensation	515	371
Amortization of premium on available-for-sale investments	56	49
Loss on disposal of long-lived assets	—	6
Inventory valuation adjustment	182	5
Deferred income taxes	(422)	72
Noncash lease expense	190	177
Changes in operating assets and liabilities:
Accounts receivable	230	(2)
Inventory	(1,840)	(1,377)
Prepaid expenses and other current assets	317	61
Other assets	8	9
Accounts payable	(288)	1,073
Accrued expenses	1,399	(430)
Customer deposits	64	2,078
Lease liabilities	(53)	(43)
Other liabilities	(99)	(149)
Net cash provided by operating activities	4,737	5,855
Cash Flows From Investing Activities
Purchase of property and equipment	(246)	(36)
Purchase of debt securities	(2,005)	—
Proceeds from maturities of debt securities	1,250	5,705
Net cash (used in) provided by investing activities	(1,001)	5,669
Cash Flows From Financing Activities
Payment of dividends	(4,504)	—
Net proceeds from exercise of stock options	141	70
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(82)	(29)
Net cash (used in) provided by financing activities	(4,445)	41
Net (decrease) increase in cash and cash equivalents	(709)	11,565
Cash and cash equivalents at beginning of period	27,379	12,084
Cash and cash equivalents at end of period	$26,670	$23,649

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$47	$11
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$108	$—
Vesting of early exercised options	$1	$7

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

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net in the Condensed Consolidated Statements of Income and Comprehensive Income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K.

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

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the consolidated financial statements include inventory valuation and the valuation allowance for recorded deferred tax assets. These estimates are based upon information available as of the date of the consolidated financial statements. Actual results could differ materially from those estimates.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; trade restrictions by the United States against the Company's customers in China, or potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional U.S. or new China trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors.

Management continues to actively monitor the impact of COVID-19 on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. In particular, as economies reopen there have been increases in demand for the Company’s products. The COVID-19 pandemic has resulted in a global shortage for semiconductor products due to limited manufacturing capacities as semiconductor suppliers have been unable to rapidly respond to increased demand. Although the Company continues to work with its suppliers as well as its manufacturing partners to secure additional capacity to meet the increased demand, there can be no assurances that such resources will be readily available when needed. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2022	2021
Customer
Customer A	51%	59%
Customer B	*	10%
Customer C	*	10%
End-Customer
End-Customer A (1)	35%	42%

_________________________

*     Less than 10%.

(1)  Sales to End-Customer A primarily occurred through Customer A.

Concentration of Supplier Risk

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022 or March 31, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Work in process	$7,726	$6,038
Finished goods	7,454	7,484
Total inventory	$15,180	$13,522

Property and Equipment - Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment and software	$2,336	$2,224
Leasehold improvements	94	84
Furniture	36	36
Total property and equipment	2,466	2,344
Less: accumulated depreciation	(1,731)	(1,631)
Total property and equipment – net	$735	$713

The Company recorded $0.1 million and $0.1 million of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll-related expenses	$1,308	$803
Taxes payable	662	117
Engineering services	600	681
Accrued inventory	352	70
Accrued warranty	121	145
Professional fees	97	62
Other	31	18
Total accrued liabilities	$3,171	$1,896

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended March 31, 2022, the Company recognized $0.8 million of revenue from the December 31, 2021 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$6,285	$—	$—	$6,285
Commercial paper	6,240	—	(25)	6,215
Corporate bonds	13,030	—	(71)	12,959
Total available-for-sale securities	$25,555	$—	$(96)	$25,459
Reported in:
Cash and cash equivalents				$7,535
Short-term investments				15,923
Other assets				2,001
Total available-for-sale securities				$25,459

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$8,222	$—	$—	$8,222
Commercial paper	3,993	—	(6)	3,987
Corporate bonds	13,333	—	(27)	13,306
Total available-for-sale securities	$25,548	$—	$(33)	$25,515
Reported in:
Cash and cash equivalents				$8,222
Short-term investments				14,942
Other assets				2,351
Total available-for-sale securities				$25,515

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,528	$23,458
Due between one to two years	2,027	2,001
	$25,555	$25,459

The Company had 15 investments in unrealized loss positions as of March 31, 2022. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $18.2 million with unrealized losses of approximately $0.1 million as of March 31, 2022. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the three months ended March 31, 2022.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of March 31, 2022.

There were no sales of available-for-sale securities for the three months ended March 31, 2022 and 2021.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of March 31, 2022
Financial assets - available-for-sale securities
Money market funds	$6,285	$—	$6,285
Commercial paper	—	6,215	6,215
Corporate bonds	—	12,959	12,959
Total financial assets – available-for-sale securities	$6,285	$19,174	$25,459
As of December 31, 2021
Financial assets - available-for-sale securities
Money market funds	$8,222	$—	$8,222
Commercial paper	—	3,987	3,987
Corporate bonds	—	13,306	13,306
Total financial assets – available-for-sale securities	$8,222	$17,293	$25,515

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
China	$11,257	$10,159
Taiwan	2,244	2,414
South Korea	1,470	1,642
Japan	638	172
Other	419	169
Total revenue	$16,028	$14,556

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Automotive	$9,537	$6,305
Security surveillance	6,491	8,251
Total revenue	$16,028	$14,556

Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Taiwan	$464	$415
China	$189	$207
United States	72	79
South Korea	6	7
Japan	4	5
Total property and equipment - net	$735	$713

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

 The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Right-of-use assets	$965	$1,009

Lease liabilities － Current	$537	$525
Lease liabilities － Non-Current	445	468
Total lease liabilities	$982	$993

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Rent expense recognized from short-term leases was $6,000 and $6,000 for the three months ended March 31, 2022 and 2021, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$200	$189
Cash paid for operating leases	$160	$184
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$146	$41
Weighted average remaining term for operating leases	1.79 years	1.16 years
Weighted average discount rate for operating leases	3.2%	5.8%

(1)

The Company entered into a new lease in Taiwan when its existing facility lease terminated, and there were no lease modifications in the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company modified one existing operating lease. The lease modification was not treated as a separate contract as no additional right-of-use was granted and was accounted for as non-cash change in existing lease liabilities and the right-of-use assets.

As of March 31, 2022, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2022 (remaining nine months)	$459
2023	459
2024	110
Total	1,028
Less effects of discounting	(46)
Lease liabilities recognized	$982

Purchase Commitments

As of March 31, 2022, the Company had purchase commitments with its third-party suppliers through fiscal year 2025. Future minimum payments under purchase commitments total $5.3 million for the remaining nine months ending December 31, 2022, $0.4 million for the year ending December 31, 2023, $0.4 million for the year ending December 31, 2024 and $0.1 million for the year ending December 31, 2025.

Litigation

Although the Company is not currently a party to any legal proceedings, and there is no litigation currently threatened, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2022 and December 31, 2021. There were no shares of preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the shares of common stock issued and outstanding totaled 18,034,584, excluding 84 shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31,

2021, the shares of common stock issued and outstanding were 17,928,748, excluding 334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

March 31, 2022
Outstanding stock awards	947,034
Shares available for future issuance under the 2017 Stock Incentive Plan	6,795,167
Total common stock reserved for future issuances	7,742,201

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

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s initial public offering. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated are added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2022 was 717,163 shares. The 2017 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2021	6,072,181
Authorized	717,163
Granted	(15,000)
Canceled	20,823
As of March 31, 2022	6,795,167

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

For the three months ended March 31, 2022 and 2021, the Company did not issue unvested shares of common stock upon early exercise nor repurchased any shares of unvested common stock related to early exercised options at the original purchase price.

As of March 31, 2022 and December 31, 2021, 84 and 334 shares, respectively, held by employees were subject to repurchase at an aggregate price of approximately nil and $1,000, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2021	584,243	$2.51	5.0	$7,438
Granted	—	—	—	—
Exercised (1)	(79,517)	1.79	—	—
Canceled	(167)	2.93	—	—
As of March 31, 2022	504,559	2.62	4.9	3,746
Options vested and expected to vest as of March 31, 2022	504,559	2.62	4.9	3,746
Options vested and exercisable as of March 31, 2022	491,908	2.61	4.8	3,658

(1)    Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at March 31, 2022 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	11,950	1.8	$0.16	11,950	$0.16
0.37	23,050	3.2	0.37	23,050	0.37
0.97	29,300	3.9	0.97	29,300	0.97
2.51	58,780	4.4	2.51	58,780	2.51
2.89	43,000	4.9	2.89	43,000	2.89
2.93	255,422	5.2	2.93	250,606	2.93
3.18	83,057	5.3	3.18	75,222	3.18
	504,559			491,908

The aggregate intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $1.0 million and $0.3 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2021	474,450	$9.28
Granted	15,000	11.98
Released	(26,319)	8.44
Canceled	(20,656)	11.92
As of March 31, 2022	442,475	9.29

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$38	$40
Research and development	140	149
Selling, general and administrative	337	182
Total	$515	$371

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Basic:
Net income	$4,377	$3,853
Diluted:
Net income	$4,377	$3,853
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,015,424	17,735,671
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	559,433	661,983
Weighted-average shares used in computing diluted net income per share	18,574,857	18,397,654
Net income per share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.21

(1)   Includes early-exercised options.

The potentially dilutive shares of common stock outstanding that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive, was 13,000 and 30,000 for the three months ended March 31, 2022 and 2021, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended March 31
	2022	2021
Domestic	$4,769	$4,483
Foreign	30	53
Income before income taxes	$4,799	$4,536

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended March 31
	2022	2021
United States	$418	$675
Foreign	4	8
Provision for income taxes	$422	$683

As of March 31, 2022, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions. As of March 31, 2022, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including the expected impact of restrictions to be imposed by the FCC pursuant to the Secure Equipment Act of 2021;
•	the impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is as of the date on which it is filed with the Securities and Exchange Commission (SEC). We do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law.

General Background

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 198 million integrated circuits. Our revenue was $16.0 million and $14.6 million for the three months ended March 31, 2022 and 2021, respectively. The automotive market accounted for 60% and 43% of our revenue for the three months ended March 31, 2022 and 2021, respectively. The security surveillance market accounted for 40% and 57% of our revenue for the three months ended March 31, 2022 and 2021, respectively. We recognized $9.5 million and $6.3 million of revenue on sales into the automotive market for the three months ended March 31, 2022 and 2021, respectively. In addition, we recognized $6.5 million and $8.3 million of revenue on sales into the security surveillance market for the three months ended March 31, 2022 and 2021, respectively. We recorded net income of $4.4 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the three months ended March 31, 2022 and 2021, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended March 31, 2022 and 2021, our research and development expense was $1.9 million and $1.3 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2022, we had 76 employees, 24 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 35% and 42% of our revenue for the three months ended March 31, 2022 and 2021, respectively, to the BIS

Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021, which requires the U.S. Federal Communications Commission (“FCC”) to adopt rules no later than November 11, 2022 clarifying that it will no longer review or approve any application for equipment authorization for equipment that is on the list of covered communications equipment or services published by the FCC under section 2(a) of the Secure and Trusted Communications Networks Act of 2019. Items on the FCC’s “covered list” include video surveillance and telecommunications equipment produced by Hikvision, to the extent it is used for the purpose of public safety, security of government facilities, physical security surveillance of critical infrastructure, and other national security purposes, including telecommunications or video surveillance services provided by such entity or using such equipment. The restrictions to be imposed by the FCC pursuant to the Secure Equipment Act of 2021 would impact imports of certain Hikvision equipment into the United States but are currently not expected to directly impact our business. This may or may not impact our revenue in the future. In the event there is an impact on our revenue, we believe that it would be gradual and limited in scope because Hikvision continues to sell its currently approved products in the U.S. and because other manufacturers that incorporate our products could take market share from Hikvision in the U.S. We believe that our revenue would decrease only a few percentage points even if Hikvision’s business is fully impacted by the restrictions to be enacted, which would limit Hikvision’s ability to import its products into the U.S. Additionally, we plan to continue growing our revenue from new and existing customers, thus further limiting the impact of the restrictions to be imposed by the FCC when regulations are enacted and which may impact the importation of certain of Hikvision’s future products into the U.S.

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

The COVID-19 pandemic continues to have an impact on our business and that of our customers and suppliers. This has resulted in government authorities implementing numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. All of our offices in the U.S., Japan, China, South Korea and Taiwan have been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce its spread. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. Despite these limitations, we have been able to secure products from our suppliers, fulfill our customers’ purchase orders and increase revenues during the three months ended March 31, 2022.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the three months ended March 31, 2022 and 2021, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 35% and 42% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. However, due to the current global shortage of manufacturing capacity for semiconductors, manufacturing costs have been increasing. This has resulted in us increasing the prices we charge our customers. Nevertheless, consistent with the historical trend, we expect that the average selling prices of our products will, in the longer term, decline as our product lines mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Condensed Consolidated Statements of Income

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

Provision for Income Taxes

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development credit, foreign derived intangible income (FDII) deduction and stock-based compensation deduction.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue	$16,028	$14,556
Cost of revenue (1)	6,831	6,835
Gross profit	9,197	7,721
Operating expenses: (1)
Research and development	1,890	1,258
Selling, general and administrative	2,478	1,946
Total operating expenses	4,368	3,204
Income from operations	4,829	4,517
Other income (expense), net	(30)	19
Income before income taxes	4,799	4,536
Provision for income taxes	422	683
Net income	$4,377	$3,853

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$38	$40
Research and development	140	149
Selling, general and administrative	337	182
Total	$515	$371

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended
	March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	43	47
Gross profit	57	53
Operating expenses:
Research and development	12	9
Selling, general and administrative	15	13
Total operating expenses	27	22
Income from operations	30	31
Other income (expense), net	—	—
Income before income taxes	30	31
Provision for income taxes	3	5
Net income	27%	26%

Comparison of the Three Months ended March 31, 2022 compared to March 31, 2021

Revenue

The components of revenue are as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Automotive revenue	$9,537	$6,305	$3,232	51%
Security surveillance revenue	6,491	8,251	$(1,760)	-21%
Total revenue	$16,028	$14,556	$1,472	10%

Revenue increased by $1.5 million, or 10%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.This was primarily due to a $3.2 million increase in automotive market revenue offset by a $1.8 million decrease in security surveillance market revenue. Automotive shipment volume increased 33% and security surveillance market shipment volume decreased 38% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our product pricing has increased in our target markets in response to our increased manufacturing costs. Additionally, fluctuation in our overall average selling price is directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio. When the product mix shifts towards the higher priced products in our portfolio, the average selling price will be higher than when the product mix shifts towards the lower price point products.

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
China	70%	70%
Taiwan	14	17
South Korea	9	11
Japan	4	1
Other	3	1
Total	100%	100%

Cost of revenue and gross margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$6,831	$6,835	$(4)	(0)%
Gross margin	57%	53%

Cost of revenue decreased $4,000, or 0%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Gross margin increased to 57% for the three months ended March 31, 2022, from 53% for the three months ended March 31, 2021. Gross margin was positively impacted by increased average unit selling prices and changes in product mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$1,890	$1,258	$632	50%

Research and development expenses increased $0.6 million, or 50%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $0.2 million increase in licensing and other software subscriptions, a $0.2 million increase in tape-out expenses associated with the development of new products, and a $0.2 million increase in compensation expense.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$2,478	$1,946	$532	27%

Selling, general and administrative expenses increased $0.5 million, or 27%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $0.4 million increase in compensation expense for personnel. Other increases consist of a $0.2 million increase in stock-based compensation, which was offset by a $0.1 million decrease in professional service fees.

Other income (expense), net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(30)	$19	$(49)	(258)%

Other income (expense), net decreased $49,000, or 258%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to losses related to foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$422	$683	$(261)	(38)%

The income tax provision decreased $0.3 million, or 38%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to stock option exercises, offset by the capitalization of research and development expenses for tax purposes and increase in the foreign-derived intangible income deduction.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of March 31, 2022 were $42.6 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, or issue convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$4,737	$5,855
Net cash (used in) provided by investing activities	(1,001)	5,669
Net cash (used in) provided by financing activities	(4,445)	41
Net (decrease) increase in cash and cash equivalents	$(709)	$11,565

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2022, net cash provided by operating activities was $4.7 million, primarily due to net income of $4.4 million and non-cash charges of $0.6 million. Non-cash charges primarily consisted of stock-based compensation of $0.5 million, offset by increases in deferred tax assets of $0.4 million. Net cash outflows from changes in operating assets and liabilities totaled $0.3 million, consisting primarily of $1.8 million increase in inventory as units manufactured during the period and on hand were in excess of product sales, offset by an increase in accounts payable and accrued expenses totaling $1.1 million due to the timing of payments to vendors. Accounts receivable decreased $0.2 million due to the timing of customer payments and prepaid expenses and other current assets decreased $0.3 million due to the timing of payments to vendors.

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

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $1.0 million, primarily attributable to investments in debt securities, net of proceeds from maturities of debt securities.

During the three months ended March 31, 2021, cash provided by investing activities was $5.7 million, primarily attributable to proceeds from maturities of debt securities.

Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was approximately $4.4 million, primarily due to the outflow of $4.5 million in dividend payments, offset by $0.1 million in net proceeds from the exercise of stock options.

During the three months ended March 31, 2021, cash provided by financing activities was $41,000, primarily due to net proceeds from the exercise of stock options, partially offset by payments for shares withheld for tax withholdings on vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of March 31, 2022 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
		(in thousands)
Purchase commitments	$6,109	$5,255	$780	$74
Operating leases	1,028	459	569	—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2022 and 2021. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2022 and 2021 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other income (expense), net on our Condensed Consolidated Statements of Income and Comprehensive Income.

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

A hypothetical increase or decrease of 10% in interest rates for the three months ended March 31, 2022 and 2021 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our internal controls procedures, but those changes have not been significant and have not materially affected and are not reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

Techpoint, Inc.

Date: May 12, 2022	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Maureen A. Monahan
Maureen A. Monahan
Chief Financial Officer and Vice President of Administrations (Principal Financial Officer)