Form 10-Q
period 2022-06-30
Techpoint, Inc.
filed 2022-08-09
CIK 1556898

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 18,156,599 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$32,772	$27,379
Short-term investments	16,316	14,942
Accounts receivable	50	336
Inventory	13,760	13,522
Prepaid expenses and other current assets	662	895
Total current assets	63,560	57,074
Property and equipment, net	675	713
Deferred tax assets	1,433	584
Right-of-use assets	806	1,009
Other assets	1,174	2,558
Total assets	$67,648	$61,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,837	$1,838
Accrued liabilities	2,952	1,896
Customer deposits	679	775
Lease liabilities	478	525
Dividend payable	4,527	4,504
Total current liabilities	10,473	9,538
Other liabilities	461	583
Total liabilities	10,934	10,121
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; nil shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 18,108,593 and 17,928,748 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	25,274	24,251
Accumulated other comprehensive loss	(104)	(26)
Retained earnings	31,542	27,590
Total stockholders’ equity	56,714	51,817
Total liabilities and stockholders’ equity	$67,648	$61,938

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$17,052	$15,617	$33,080	$30,173
Cost of revenue	7,679	6,770	14,510	13,605
Gross profit	9,373	8,847	18,570	16,568
Operating expenses
Research and development	2,328	1,405	4,218	2,663
Selling, general and administrative	2,347	2,178	4,825	4,124
Total operating expenses	4,675	3,583	9,043	6,787
Income from operations	4,698	5,264	9,527	9,781
Other income (expense), net	(52)	11	(82)	30
Income before income taxes	4,646	5,275	9,445	9,811
Provision for income taxes	544	649	966	1,332
Net income	$4,102	$4,626	$8,479	$8,479
Net income per share:
Basic	$0.23	$0.26	$0.47	$0.48
Diluted	$0.22	$0.25	$0.46	$0.46
Weighted average shares outstanding used in computing net income per share
Basic	18,073,922	17,791,461	18,044,835	17,763,720
Diluted	18,484,304	18,621,542	18,533,749	18,531,967
Comprehensive income:
Net income	$4,102	$4,626	$8,479	$8,479
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of $8, $4, $21 and $9 for the three and six months ended June 30, 2022 and 2021, respectively	(28)	(13)	(78)	(33)
Comprehensive income	$4,074	$4,613	$8,401	$8,446

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	47,766	—	77	—	—	77
Issuance of common stock upon vesting of restricted stock units	24,125	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,920)	—	(29)	—	—	(29)
Stock-based compensation	—	—	371	—	—	371
Net income	—	—	—	—	3,853	3,853
Balances as of March 31, 2021	17,758,033	$2	$22,942	$21	$18,660	$41,625
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	15,583	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	51,608	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,739)	—	(61)	—	—	(61)
Stock-based compensation	—	—	431	—	—	431
Net income	—	—	—	—	4,626	4,626
Balances as of June 30, 2021	17,820,485	$2	$23,341	$8	$23,286	$46,637

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(50)	—	(50)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	79,517	—	142	—	—	142
Issuance of common stock upon vesting of restricted stock units	32,225	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,906)	—	(82)	—	—	(82)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,377	4,377
Balances as of March 31, 2022	18,034,584	$2	$24,826	$(76)	$31,967	$56,719
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	8,838	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	70,975	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,804)	—	(51)	—	—	(51)
Stock-based compensation	—	—	475	—	—	475
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,527)	(4,527)
Net income	—	—	—	—	4,102	4,102
Balances as of June 30, 2022	18,108,593	$2	$25,274	$(104)	$31,542	$56,714

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$8,479	$8,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	201
Stock-based compensation	990	802
Amortization of premium on available-for-sale investments	99	84
Loss on disposal of long-lived assets	—	6
Inventory valuation adjustment	359	25
Deferred income taxes	(838)	(21)
Noncash lease expense	377	355
Changes in operating assets and liabilities:
Accounts receivable	286	11
Inventory	(597)	(3,219)
Prepaid expenses and other current assets	246	203
Other assets	17	8
Accounts payable	(1)	712
Accrued expenses	1,249	(414)
Customer deposits	(96)	2,471
Lease liabilities	(140)	(153)
Other liabilities	(193)	(225)
Net cash provided by operating activities	10,444	9,325
Cash Flows From Investing Activities
Purchase of property and equipment	(361)	(150)
Purchases of debt securities	(6,468)	—
Proceeds from maturities of debt securities	6,250	10,705
Net cash (used in) provided by investing activities	(579)	10,555
Cash Flows From Financing Activities
Payment of dividends	(4,504)	—
Net proceeds from exercise of stock options	165	93
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(133)	(90)
Net cash (used in) provided by financing activities	(4,472)	3
Net increase in cash and cash equivalents	5,393	19,883
Cash and cash equivalents at beginning of period	27,379	12,084
Cash and cash equivalents at end of period	$32,772	$31,967

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,817	$1,619
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$38	$80
Cash dividend declared but not yet paid	$4,527	—
Vesting of early exercised options	$1	$13

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original design manufacturers (“ODM”), contract manufacturers and design houses. Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. No stock rotation, price protection or return rights are offered. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. Revenue is recognized when control of the product is transferred to the Company's customers, upon shipment, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer.

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

The Company has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, the COVID-19 pandemic and related supply chain challenges and disruptions.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Customer
Customer A	50%	51%	50%	55%
Customer B	*	*	*	10%
End-Customer
End-Customer A (1)	36%	32%	35%	37%

*	Less than 10%.
(1)	Sales to End-Customer A primarily occurred through Customer A.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, which simplifies the accounting for income taxes. The guidance in ASU No. 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for public business entities, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2022 or June 30, 2021.

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

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Work in process	$8,476	$6,038
Finished goods	5,284	7,484
Total inventory	$13,760	$13,522

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment and software	$2,383	$2,224
Leasehold improvements	94	84
Furniture	36	36
Total property and equipment	2,513	2,344
Less: accumulated depreciation	(1,838)	(1,631)
Total property and equipment, net	$675	$713

The Company recorded $0.1 million of depreciation expense for each of the three months ended June 30, 2022 and 2021, respectively, and $0.2 million for each of the six months ended June 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll-related expenses	$1,836	$803
Engineering services	811	681
Accrued warranty	161	145
Taxes payable	71	117
Professional fees	57	62
Other	16	18
Accrued inventory	—	70
Total accrued liabilities	$2,952	$1,896

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.7 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet  date. The Company recognized $0.8 million of revenue from the March 31, 2022 customer deposit balance during the three months ended June 30, 2022, and $0.8 million of revenue from the December 31, 2021 customer deposits balance during the three months ended March 31, 2022.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$8,162	$—	$—	$8,162
Commercial paper	6,459	—	(36)	6,423
Corporate bonds	10,973	—	(96)	10,877
Total available-for-sale securities	$25,594	$—	$(132)	$25,462
Reported in:
Cash and cash equivalents				$8,162
Short-term investments				16,316
Other assets				984
Total available-for-sale securities				$25,462

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$8,222	$—	$—	$8,222
Commercial paper	3,993	—	(6)	3,987
Corporate bonds	13,333	—	(27)	13,306
Total available-for-sale securities	$25,548	$—	$(33)	$25,515
Reported in:
Cash and cash equivalents				$8,222
Short-term investments				14,942
Other assets				2,351
Total available-for-sale securities				$25,515

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,590	24,478
Due between one to two years	1,004	984
	$25,594	$25,462

The Company had 16 investments in unrealized loss positions as of June 30, 2022. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $17.3 million with unrealized losses of approximately $0.1 million as of June 30, 2022. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the six months ended June 30, 2022.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of June 30, 2022.

There were no sales of available-for-sale securities for the six months ended June 30, 2022 and 2021.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of June 30, 2022
Financial assets - available-for-sale securities
Money market funds	$8,162	$—	$8,162
Commercial paper	—	6,423	6,423
Corporate bonds	—	10,877	10,877
Total financial assets - available-for-sale securities	$8,162	$17,300	$25,462

As of December 31, 2021
Financial assets - available-for-sale securities
Money market funds	$8,222	$—	$8,222
Commercial paper	—	3,987	3,987
Corporate bonds	—	13,306	13,306
Total financial assets - available-for-sale securities	$8,222	$17,293	$25,515

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
China	$12,054	$10,667	$23,311	$20,827
Taiwan	2,147	2,836	4,392	5,250
South Korea	1,525	1,800	2,995	3,442
Japan	1,276	236	1,914	404
Other	50	78	468	250
Total revenue	$17,052	$15,617	$33,080	$30,173

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Automotive	$9,528	$8,153	$19,065	$14,458
Security surveillance	7,524	7,464	14,015	15,715
Total revenue	$17,052	$15,617	$33,080	$30,173

Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Taiwan	$425	$415
China	170	207
United States	70	79
South Korea	5	7
Japan	5	5
Total property and equipment - net	$675	$713

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

The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

		December 31,
	June 30, 2022	2021
Right-of-use assets	$806	$1,009

Lease liabilities － Current	$478	$525
Lease liabilities － Non-Current	332	468
Total lease liabilities	$810	$993

Rent expense under operating leases was $0.2 million for each of the three months ended June 30, 2022 and 2021, respectively. Rent expense under operating leases was $0.4 million for each of the six months ended June 30, 2022 and 2021, respectively.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended June 30, 2022 and 2021, respectively. The rent expense recognized from short-term leases was $12,000 for each of the six months ended June 30, 2022 and 2021, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Operating lease cost	$397	$379
Cash paid for operating leases	$366	$385
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$146	$41
Weighted average remaining term for operating leases	1.64 years	0.93 years
Weighted average discount rate for operating leases	3.8%	5.8%

(1)

During the six months ended June 30, 2022, the Company entered into a new lease in Taiwan when its existing facility lease terminated and extended the term of its lease in South Korea; the South Korea lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted.  The South Korea lease modification was accounted for as a non-cash change in existing lease liabilities and the right-of-use assets.

During the six months ended June 30, 2021, the Company modified one existing operating lease. The lease modification was not treated as a separate contract as no additional right-of-use was granted and was accounted for as non-cash change in existing lease liabilities and the right-of-use assets.

As of June 30, 2022, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2022 (remaining six months)	$283
2023	458
2024	110
Total	851
Less effects of discounting	(41)
Total lease liabilities	$810

Purchase Commitments

As of June 30, 2022, the Company had purchase commitments with its third-party suppliers through fiscal year 2025. Future minimum payments under purchase commitments total $3.5 million for the remaining six months ending December 31, 2022, $0.4 million for the year ending December 31, 2023, $0.4 million for the year ending December 31, 2024 and $0.1 million for the year ending December 31, 2025.

Litigation

Although the Company is not currently a party to any legal proceedings and there is no litigation currently threatened, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss that is reasonably estimable.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2022 and December 31, 2021. There were no shares of preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the shares of common stock issued and outstanding totaled 18,108,593 and there were no shares subject to repurchases related to the early exercise of options to purchase common stock. As of December 31, 2021, the shares of common stock issued and outstanding were 17,928,748, excluding 334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

June 30, 2022
Outstanding stock awards	988,721
Shares available for future issuance under the 2017 Stock Incentive Plan	6,679,471
Total common stock reserved for future issuances	7,668,192

Dividend

On December 22, 2021, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2022, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid in February 2022 to stockholders of record on January 31, 2022.  On June 2, 2022, the Company announced that the second installment payment of its cash dividend of an aggregate of $0.25 on shares of its common stock (including common stock underlying its Japanese Depositary Shares ("JDS")) was paid on July 18, 2022 to stockholders of record as of June 30, 2022.

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2021	6,072,181
Authorized	717,163
Granted	(146,500)
Canceled	36,627
As of June 30, 2022	6,679,471

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2021	584,243	$2.51	5.0	$7,438
Granted	—	—
Exercised (1)	(88,355)	1.88
Canceled	(167)	2.93
As of June 30, 2022	495,721	2.62	4.6	2,639
Options vested and expected to vest as of June 30, 2022	495,721	2.62	4.6	2,639
Options vested and exercisable as of June 30, 2022	493,303	2.62	4.6	2,628

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at June 30, 2022 are as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.16	11,950	1.6	$0.16	11,950	$0.16
0.37	23,050	2.9	0.37	23,050	0.37
0.97	28,300	3.7	0.97	28,300	0.97
2.51	58,780	4.2	2.51	58,780	2.51
2.89	40,000	4.7	2.89	40,000	2.89
2.93	250,584	4.9	2.93	250,584	2.93
3.18	83,057	5.1	3.18	80,639	3.18
	495,721	4.6	2.62	493,303	2.62

The aggregate intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was $1.1 million and $0.5 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2021	474,450	$9.28
Granted	146,500	7.92
Released	(91,490)	12.53
Canceled	(36,460)	10.21
As of June 30, 2022	493,000	8.20

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$37	$38	$75	$78
Research and development	144	148	284	297
Selling, general and administrative	294	245	631	427
Total	$475	$431	$990	$802

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Basic:
Net income	$4,102	$4,626	$8,479	$8,479
Diluted:
Net income	$4,102	$4,626	$8,479	$8,479
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,073,922	17,791,461	18,044,835	17,763,720
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	410,382	830,081	488,914	768,247
Weighted-average shares used in computing diluted net income per share	18,484,304	18,621,542	18,533,749	18,531,967
Net income per share:
Basic	$0.23	$0.26	$0.47	$0.48
Diluted	$0.22	$0.25	$0.46	$0.46

(1)	Includes early exercised options.

The potentially dilutive shares of common stock outstanding for the three months ended June 30, 2022 and 2021 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 61,000 and 9,000 shares, respectively. The potentially dilutive shares of common stock outstanding for the six months ended June 30, 2022 and 2021 that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive was 29,000 and 21,000 shares, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Domestic	$4,676	$5,215	$9,445	$9,698
Foreign	(30)	60	—	113
Income before income taxes	$4,646	$5,275	$9,445	$9,811

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$543	$637	$961	$1,312
Foreign	1	12	5	20
Provision for income taxes	$544	$649	$966	$1,332

As of June 30, 2022, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2022, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is as of the date on which it is filed with the Securities and Exchange Commission ("SEC"). We do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 216 million integrated circuits. Our revenue was $33.1 million and $30.2 million for the six months ended June 30, 2022 and 2021, respectively. The automotive market accounted for 58% and 48% of our revenue for the six months ended June 30, 2022 and 2021, respectively. The security surveillance market accounted for 42% and 52% of our revenue for the six months ended June 30, 2022 and 2021, respectively. We recognized $14.0 million and $15.7 million of revenue on sales into the security surveillance market for the six months ended June 30, 2022 and 2021, respectively. In addition, we recognized $19.1 million and $14.5 million of revenue on sales into the automotive market for the six months ended June 30, 2022 and 2021, respectively. We recorded net income of $8.5 million and $8.5 million for the six months ended June 30, 2022 and 2021, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the six months ended June 30, 2022 and 2021, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended June 30, 2022 and 2021, our research and development expense was $2.3 million and $1.4 million, respectively, and for the six months ended June 30, 2022 and 2021, our research and development expense was $4.2 and $2.7 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of June 30, 2022, we had 81 employees, 27 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 36% and 37% of our revenue for the six months ended June 30, 2022 and 2021, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). Hikvision represented 36% and 32% of our revenue for the three months ended June 30, 2022 and 2021, respectively.  The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Key Factors Affecting Our Results of Operations

Macroeconomic and Geopolitical Conditions. We have been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, the COVID-19 pandemic and related supply chain challenges and disruptions.

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

The COVID-19 pandemic continues to have an impact on our business and that of our customers and suppliers. This has resulted in government authorities implementing numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. All of our offices in the U.S., Japan, China, South Korea and Taiwan have been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce its spread. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. These measures by government authorities may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. Despite these limitations, we have been able to secure products from our suppliers, fulfill our customers’ purchase orders and increase revenues during the six months ended June 30, 2022.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. Hikvision, the largest security surveillance manufacturer in China, as previously noted, is one of our significant end-customers. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Provision for Income Taxes

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development credit, foreign derived intangible income deduction and stock-based compensation deduction.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$17,052	$15,617	$33,080	$30,173
Cost of revenue (1)	7,679	6,770	14,510	13,605
Gross profit	9,373	8,847	18,570	16,568
Operating expenses: (1)
Research and development	2,328	1,405	4,218	2,663
Selling, general and administrative	2,347	2,178	4,825	4,124
Total operating expenses	4,675	3,583	9,043	6,787
Income from operations	4,698	5,264	9,527	9,781
Other income (expense), net	(52)	11	(82)	30
Income before income taxes	4,646	5,275	9,445	9,811
Provision for income taxes	544	649	966	1,332
Net income	$4,102	$4,626	$8,479	$8,479

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$37	$38	$75	$78
Research and development	144	148	284	297
Selling, general and administrative	294	245	631	427
Total	$475	$431	$990	$802

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	45	43	44	45
Gross profit	55	57	56	55
Operating expenses:
Research and development	14	9	13	9
Selling, general and administrative	14	14	15	14
Total operating expenses	28	23	28	23
Income from operations	27	34	28	32
Other income (expense), net	—	—	—	—
Income before income taxes	27	34	28	32
Provision for income taxes	3	4	2	4
Net income	24%	30%	26%	28%

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Automotive	$9,528	$8,153	$1,375	17%	$19,065	$14,458	$4,607	32%
Security surveillance	7,524	7,464	60	1%	$14,015	15,715	(1,700)	(11)%
Revenue	$17,052	$15,617	$1,435	9%	$33,080	$30,173	$2,907	10%

Revenue increased $1.4 million, or 9%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was primarily attributable to a $1.4 million increase in automotive market revenue as a result of an increase in average selling prices attributable to product mix, offset by a decrease in volume of shipments.  Security surveillance revenue increased $60,000 due to an increase in average selling prices attributable to product mix offset by a decrease in volume of shipments.

Revenue increased $2.9 million, or 10%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily attributable to a $4.6 million increase in automotive market revenue as a result of an increase in the volume of shipments and an increase in average selling price attributable to product mix, offset by a $1.7 million decrease in security surveillance revenue due to a decrease in the volume of shipments and decrease in average selling price attributable to product mix.

Our product pricing has increased in our target markets in response to our increased manufacturing costs. Additionally, fluctuations in our overall average selling price are directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio. When the product mix shifts towards the higher priced products in our portfolio, the average selling price will be higher than when the product mix shifts towards the lower price point products.

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
China	71%	68%	71%	69%
Taiwan	13	18	13	17
South Korea	9	12	9	12
Japan	7	2	6	1
Other	—	—	1	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Cost of revenue	$7,679	$6,770	$909	13%	$14,510	$13,605	$905	7%
Gross margin	55%	57%			56%	55%

Cost of revenue increased by $0.9 million, or 13%, and gross margin decreased to 55% from 57% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to increased production costs.  Cost of revenue increased by $0.9 million, or 7%, and gross margin increased to 56% from 55% for the six months ended June 30, 2022 and 2021, respectively. Gross margin for the six months ended June 30, 2022 was positively impacted by increased average unit selling prices and changes in product mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$2,328	$1,405	$923	66%	$4,218	$2,663	$1,555	58%

Research and development expenses increased $0.9 million, or 66%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $1.0 million increase in tape-out and design services, offset by a $0.1 million decrease in personnel-related and software expenses.

Research and development expenses increased $1.6 million, or 58%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a $1.3 million increase in tape-out and design services, $0.1 million increase in personnel-related expense, $0.1 million increase in software expenses, and a $0.1 million increase in other miscellaneous expenses.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Selling, general and administrative	$2,347	$2,178	$169	8%	$4,825	$4,124	$701	17%

Selling, general and administrative expenses increased $0.2 million, or 8%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in personnel-related expense.

Selling, general and administrative expenses increased $0.7 million, or 17%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in personnel-related expense.

Other income (expense), net (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$(52)	$11	$(63)	(573)%	$(82)	$30	$(112)	(373)%

Other income (expense), net decreased $63,000 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to losses related to foreign currency exchange transactions and foreign currency fluctuations. Other income (expense), net decreased $0.1 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to losses related to foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Provision for income taxes	$544	$649	$(105)	(16)%	$966	$1,332	$(366)	(27)%

The provision for income taxes decreased $0.1 million, or 16%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in the foreign-derived intangible income deduction and capitalization of research and development expenses for tax purposes.

The provision for income taxes decreased $0.4 million, or 27%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in the foreign-derived intangible income deduction and capitalization of research and development expenses for tax purposes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. In the fourth quarter of 2021, our Board of Directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the six months ended June 30, 2022, cash used in financing activities consists primarily of $4.5 million in dividend payments to our common shareholders under this recently adopted dividend policy.  On June 2, 2022, we announced the second installment payment of our cash dividend to stockholders of record as of June 30, 2022 which was paid on July 18, 2022.

Our cash, cash equivalents, and short-term investments as of June 30, 2022 were $49.1 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, or issue convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$10,444	$9,325
Net cash (used in) provided by investing activities	(579)	10,555
Net cash (used in) provided by financing activities	(4,472)	3
Net increase in cash and cash equivalents	$5,393	$19,883

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2022, net cash provided by operating activities was $10.4 million, primarily due to net income of $8.5 million, non-cash charges of $1.2 million and net cash inflows from changes in operating assets and liabilities of $0.8 million.

Non-cash charges primarily consisted of stock-based compensation of $1.0 million, operating lease amortization of $0.4 million, an increase in the inventory valuation allowance of $0.4 million and depreciation and amortization of $0.2 million, partially offset by an increase in deferred tax assets of $0.8 million.

Net cash inflows from changes in operating assets and liabilities totaled $0.8 million, primarily consisting of a $1.2 million increase in accrued expenses due to timing of payments to vendors, a $0.3 million decrease in accounts receivable due to timing of receipts from customers versus shipment of units, and a $0.2 million decrease in prepaid expenses due to timing of payments, partially offset by a $0.6 million increase in inventory, as units manufactured during the period and on hand were in excess of product sales, and a $0.3 million decrease in lease and other liabilities.

During the six months ended June 30, 2021, net cash provided in operating activities was $9.3 million, primarily due to net income of $8.5 million, non-cash charges of $1.4 million and net cash outflows from changes in operating assets and liabilities of $0.6 million. Non-cash charges primarily consisted of stock-based compensation of $0.8 million, depreciation and amortization of $0.2 million, and noncash lease expense of $0.4 million.

         Net cash outflows from changes in operating assets and liabilities of $0.6 million, primarily consisting of a $3.2 million increase in inventory as units manufactured during the period and on hand were in excess of product sales, a $0.4 million decrease in accrued expenses due to the timing of payments to vendors and a $0.4 million cash outflow in lease and other liabilities, partially offset by a $2.5 million increase in customer deposits due to the timing of customer pre-payments, a $0.7 million increase in accounts payable due to the timing of vendor from payments, and a $0.2 million cash increase in prepaid expenses due to the timing of payments.

Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $0.6 million, primarily consisting of $6.5 million in investments in debt securities and $0.4 million in purchases of property and equipment, which is partially offset by $6.3 million in proceeds from maturities of debt securities.

During the six months ended June 30, 2021, cash provided by investing activities was $10.6 million, primarily consisting of $10.7 million in proceeds from maturities of debt securities partially offset by $0.1 million in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, cash used in financing activities was approximately $4.5 million, primarily due to the payment of $4.5 million in dividend payments. Other inflows consisted of proceeds from exercise of stock options, offset by payments for tax withholdings due to vesting of restricted stock units.

During the six months ended June 30, 2021, cash provided by financing activities was approximately $3,000, primarily due to $93,000 in net proceeds from the exercise of stock options, offset by $90,000 in payments for shares withheld for tax withholdings on vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of June 30, 2022 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years

Purchase commitments	$4,357	3,627	730	—
Operating leases	851	283	568	—

Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We believe our cash provided by operations is sufficient to satisfy our contractual obligations for all periods presented.

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and Item 7 “Critical Accounting Estimates” of our Annual Report on Form 10-K for a summary of our critical accounting estimates.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three and six months ended June 30, 2022 and 2021. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three and six months ended June 30, 2022 and 2021 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments. Our cash, cash equivalents and investments consist primarily of cash, money market funds, corporate notes and bonds, and commercial paper. The primary objectives of our investment activities are the preservation of capital, the maintenance of liquidity, and capturing a market rate of return. We seek to minimize risk by investing cash in excess of our operating needs in high-quality instruments issued by highly creditworthy financial institutions. We do not purchase investments for trading or speculative purposes. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.

A hypothetical increase or decrease of 10% in interest rates in the three and six months ended June 30, 2022 and 2021 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management continues to monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our internal control procedures, but those changes have not been significant and have not materially affected and are not reasonably likely to materially affect our internal control over financial reporting.

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

Techpoint, Inc.

Date: August 9, 2022	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Maureen A. Monahan
Maureen A. Monahan
Chief Financial Officer and Vice President of Administrations (Principal Financial Officer)