Form 10-Q
period 2022-09-30
Techpoint, Inc.
filed 2022-11-10
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒                                         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2022, the registrant had 18,194,152 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$32,674	$27,379
Short-term investments	11,912	14,942
Accounts receivable	95	336
Inventory	14,487	13,522
Prepaid expenses and other current assets	558	895
Total current assets	59,726	57,074
Property and equipment, net	576	713
Deferred tax assets	1,855	584
Right-of-use assets	1,158	1,009
Other assets	4,538	2,558
Total assets	$67,853	$61,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,705	$1,838
Accrued liabilities	2,630	1,896
Customer deposits	1,056	775
Lease liabilities	681	525
Dividends payable	—	4,504
Total current liabilities	6,072	9,538
Other liabilities	582	583
Total liabilities	6,654	10,121
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2022 and December 31, 2021; nil shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 18,161,529 and 17,928,748 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	25,666	24,251
Accumulated other comprehensive loss	(166)	(26)
Retained earnings	35,697	27,590
Total stockholders’ equity	61,199	51,817
Total liabilities and stockholders’ equity	$67,853	$61,938

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Income Statements and Comprehensive Income (Loss)

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$15,505	$17,060	$48,585	$47,233
Cost of revenue	6,904	7,919	21,414	21,524
Gross profit	8,601	9,141	27,171	25,709
Operating expenses
Research and development	2,012	2,037	6,230	4,700
Selling, general and administrative	2,018	2,278	6,843	6,402
Total operating expenses	4,030	4,315	13,073	11,102
Income from operations	4,571	4,826	14,098	14,607
Other income (expense), net	53	3	(29)	33
Income before income taxes	4,624	4,829	14,069	14,640
Provision for income taxes	469	573	1,435	1,905
Net income	$4,155	$4,256	$12,634	$12,735
Net income per share:
Basic	$0.23	$0.24	$0.70	$0.72
Diluted	$0.22	$0.23	$0.68	$0.69
Weighted average shares outstanding in computing net income per share
Basic	18,152,849	17,873,516	18,081,235	17,800,721
Diluted	18,598,601	18,628,974	18,555,119	18,574,702
Comprehensive income:
Net income	$4,155	$4,256	$12,634	$12,735
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of $16, $3, $37 and $12 for the three and nine months ended September 30, 2022 and 2021, respectively	(62)	(12)	(140)	(45)
Comprehensive income	$4,093	$4,244	$12,494	$12,690

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Shares	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	47,766	—	77	—	—	77
Issuance of common stock upon vesting of restricted stock units	24,125	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,920)	—	(29)	—	—	(29)
Stock-based compensation	—	—	371	—	—	371
Net income	—	—	—	—	3,853	3,853
Balances as of March 31, 2021	17,758,033	$2	$22,942	$21	$18,660	$41,625
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	15,583	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	51,608	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,739)	—	(61)	—	—	(61)
Stock-based compensation	—	—	431	—	—	431
Net income	—	—	—	—	4,626	4,626
Balances as of June 30, 2021	17,820,485	$2	$23,341	$8	$23,286	$46,637
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	45,568	—	72	—	—	72
Issuance of common stock upon vesting of restricted stock units	29,900	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,737)	—	(86)	—	—	(86)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,256	4,256
Balances as of September 30, 2021	17,891,216	$2	$23,842	$(4)	$27,542	$51,382

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(50)	—	(50)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	79,517	—	142	—	—	142
Issuance of common stock upon vesting of restricted stock units	32,225	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,906)	—	(82)	—	—	(82)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,377	4,377
Balances as of March 31, 2022	18,034,584	$2	$24,826	$(76)	$31,967	$56,719
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	8,838	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	70,975	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,804)	—	(51)	—	—	(51)
Stock-based compensation	—	—	475	—	—	475
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,527)	(4,527)
Net income	—	—	—	—	4,102	4,102
Balances as of June 30, 2022	18,108,593	$2	$25,274	$(104)	$31,542	$56,714
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(62)	—	(62)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	24,600	—	30	—	—	30
Issuance of common stock upon vesting of restricted stock units	34,250	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,914)	—	(58)	—	—	(58)
Stock-based compensation	—	—	420	—	—	420
Net income	—	—	—	—	4,155	4,155
Balances as of September 30, 2022	18,161,529	$2	$25,666	$(166)	$35,697	$61,199

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$12,634	$12,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	313	307
Stock-based compensation	1,410	1,317
Amortization of premium on available-for-sale investments	105	121
Inventory valuation adjustment	413	209
Deferred income taxes	(1,248)	(230)
Noncash lease expense	566	562
Changes in operating assets and liabilities:
Accounts receivable	241	(127)
Inventory	(1,378)	(3,534)
Prepaid expenses and other current assets	371	169
Other assets	26	10
Accounts payable	(139)	541
Accrued liabilities	965	485
Customer deposits	281	378
Lease liabilities	(194)	(262)
Other liabilities	(353)	(324)
Net cash provided by operating activities	14,013	12,357
Cash Flows From Investing Activities
Purchases of property and equipment	(400)	(274)
Purchases of debt securities	(12,166)	(12,916)
Proceeds from maturities of debt securities	12,875	14,020
Net cash provided by investing activities	309	830
Cash Flows From Financing Activities
Payment of dividends	(9,031)	—
Net proceeds from exercise of stock options	195	161
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(191)	(176)
Net cash used in financing activities	(9,027)	(15)
Net increase in cash and cash equivalents	5,295	13,172
Cash and cash equivalents at beginning of period	27,379	12,084
Cash and cash equivalents at end of period	$32,674	$25,256

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,614	$2,347
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$6	$9
Vesting of early exercised options	$1	$17

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

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as other income (expense), net in the Condensed Consolidated Income Statements and Comprehensive Income (Loss).

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

The Company has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, the COVID-19 pandemic, and the supply chain challenges and disruptions caused by any of these events. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain. The Company has made estimates of the impact of these events within its financial statements and there may be changes to those estimates in future periods.

Credit and Concentration of Customer Risk

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Customer
Customer A	47%	53%	49%	54%
Customer B	10%	*	*	*
End-Customer
End-Customer A (1)	37%	40%	36%	38%

*	Less than 10%
(1)	Sales to End-Customer A primarily occurred through Customer A.

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

In September 2022, the FASB issued ASU No. 2022-4, Liabilities-Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. Supplier finance programs, which also may be referred to as reverse factoring, payables finance, or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid. Under such programs, suppliers can request early payment from the finance provider or intermediary for those confirmed invoices. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. As the Company does not have any supplier finance program obligations, the guidance is not expected to have any impact on its condensed consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Work in process	$8,487	$6,038
Finished goods	6,000	7,484
Total inventory	$14,487	$13,522

Property and Equipment - Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment and software	$2,389	$2,224
Leasehold improvements	94	84
Furniture	36	36
Total property and equipment	2,519	2,344
Less: accumulated depreciation	(1,943)	(1,631)
Total property and equipment, net	$576	$713

The Company recorded $0.1 million of depreciation expense for each of the three months ended September 30, 2022 and 2021, respectively, and $0.3 million for each of the nine months ended September 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll-related expenses	$2,087	$803
Engineering services	234	681
Accrued warranty	174	145
Taxes payable	69	117
Professional fees	60	62
Other	6	18
Accrued inventory	—	70
Total accrued liabilities	$2,630	$1,896

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.1 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company recognized $0.7 million of revenue from the June 30, 2022 customer deposit balance during the three months ended September 30, 2022 and $0.8 million of revenue from the December 31, 2021 customer deposits balance during the nine months ended September 30, 2022.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$4,888	$—	$—	$4,888
Commercial paper	8,257	—	(27)	8,230
Government agency bonds	1,000	—	(17)	983
Corporate bonds	11,518	—	(166)	11,352
Total available-for-sale securities	$25,663	$—	$(210)	$25,453
Reported in:
Cash and cash equivalents				$9,183
Short-term investments				11,912
Other assets				4,358
Total available-for-sale securities				$25,453

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$8,222	$—	$—	$8,222
Commercial paper	3,993	—	(6)	3,987
Corporate bonds	13,333	—	(27)	13,306
Total available-for-sale securities	$25,548	$—	$(33)	$25,515
Reported in:
Cash and cash equivalents				$8,222
Short-term investments				14,942
Other assets				2,351
Total available-for-sale securities				$25,515

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	September 30, 2022
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$21,204	$21,095
Due between one to two years	$4,459	$4,358
	$25,663	$25,453

The Company had 24 investments in unrealized loss positions as of September 30, 2022. The investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $25.5 million with unrealized losses of approximately $0.2 million as of September 30, 2022. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2022.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of September 30, 2022. There were no sales of available-for-sale securities for the nine months ended September 30, 2022 and 2021.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of September 30, 2022
Financial assets - available-for-sale securities
Money market funds	$4,888	$—	$4,888
Commercial paper	—	8,230	8,230
Government agency bonds	—	983	983
Corporate bonds	—	11,352	11,352
Total financial assets - available-for-sale securities	$4,888	$20,565	$25,453
As of December 31, 2021
Financial assets - available-for-sale securities
Money market funds	$8,222	$—	$8,222
Commercial paper	—	3,987	3,987
Corporate bonds	—	13,306	13,306
Total financial assets - available-for-sale securities	$8,222	$17,293	$25,515

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
China	$10,734	$11,748	$34,045	$32,575
Taiwan	1,982	2,756	6,374	8,006
South Korea	1,854	1,845	4,849	5,287
Japan	907	564	2,821	968
Other	28	147	496	397
Total revenue	$15,505	$17,060	$48,585	$47,233

Revenue by principal product lines were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Automotive	$8,742	$8,315	$27,807	$22,773
Security surveillance	6,763	8,745	20,778	24,460
Total revenue	$15,505	$17,060	$48,585	$47,233

Long-lived assets are attributed to the geographic region where they are located. Net long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Taiwan	$354	$415
China	153	207
United States	61	79
Japan	5	5
South Korea	3	7
Total property and equipment, net	$576	$713

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

As of September 30, 2022 and December 31, 2021, the right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Right-of-use assets	$1,158	$1,009

Lease liabilities － Current	$681	$525
Lease liabilities － Non-Current	445	468
Total lease liabilities	$1,126	$993

Rent expense under operating leases was $0.2 million for each of the three months ended September 30, 2022 and 2021, respectively. Rent expense under operating leases was $0.6 million for each of the nine months ended September 30, 2022 and 2021, respectively.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended September 30, 2022 and 2021, respectively. The rent expense recognized from short-term leases was $18,000 for each of the nine months ended September 30, 2022 and 2021, respectively.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating lease cost	$603	$630
Cash paid for operating leases	$589	$571
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$715	$789
Weighted average remaining term for operating leases	1.67 years	2.07 years
Weighted average discount rate for operating leases	4.9%	4.0%

(1)

During the nine months ended September 30, 2022, the Company entered into a new lease in Taiwan when its existing facility lease terminated, and extended the term of its leases in China, Japan and South Korea. The lease extensions were treated as modifications but not as separate contracts, as no additional right-of-use was granted. The China, Japan and South Korea lease modifications were accounted for as non-cash changes in existing lease liabilities and right-of-use assets.

During the nine months ended September 30, 2021, the Company modified two existing operating leases. The lease modifications were not treated as separate contracts as no additional right-of-use was granted and were accounted for as non-cash changes in existing lease liabilities and right-of-use assets.

As of September 30, 2022, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2022 (remaining three months)	$198
2023	745
2024	289
Total	1,232
Less effects of discounting	(106)
Lease liabilities recognized	$1,126

Purchase Commitments

As of September 30, 2022, the Company had purchase commitments with its third-party suppliers through fiscal year 2025. Future minimum payments under purchase commitments are $1.8 million for the remaining three months ending December 31, 2022, $0.4 million for the year ending December 31, 2023, $0.4 million for the year ending December 31, 2024, and $0.1 million for the year ending December 31, 2025.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2022 and December 31, 2021. There were no shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the shares of common stock issued and outstanding were 18,161,529.   As of December 31, 2021, the shares of common stock issued and outstanding were 17,928,748, excluding 334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

September 30,
2022
Outstanding stock awards	923,721
Shares available for future issuance under the 2017 Stock Incentive Plan	6,691,535
Total common stock reserved for future issuances	7,615,256

Dividends

On December 22, 2021, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2022, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid in February 2022 to stockholders of record as of January 31, 2022. The second installment of the dividend was paid in July 2022 to stockholders of record as of June 30, 2022.

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2021	6,072,181
Increase in authorized	717,163
Granted	(187,500)
Canceled	89,691
As of September 30, 2022	6,691,535

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2021	584,243	$2.51	5.0	$7,438
Granted	—
Exercised (1)	(112,955)	1.74
Canceled	(167)	2.93
As of September 30, 2022	471,121	2.69	4.4	2,089
Options vested, expected to vest and exercisable as of September 30, 2022	471,121	2.69	4.4	2,089

(1)	Includes vesting of early-exercised options.

The stock options outstanding and exercisable by exercise price at September 30, 2022 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.16	7,250	1.3	$0.16
0.37	16,750	2.6	0.37
0.97	21,500	3.4	0.97
2.51	58,780	3.9	2.51
2.89	40,000	4.4	2.89
2.93	246,584	4.7	2.93
3.18	80,257	4.8	3.18
	471,121	4.4	2.69

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $1.2 million and $1.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2021	474,450	$9.28
Granted	187,500	8.38
Released, net	(119,826)	11.64
Canceled	(89,524)	7.21
As of September 30, 2022	452,600	8.69

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$36	$39	$111	$117
Research and development	153	143	437	440
Selling, general and administrative	231	333	862	760
Total	$420	$515	$1,410	$1,317

9. Net Income Per Share

The following presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Basic and diluted:
Net income	$4,155	$4,256	$12,634	$12,735
Denominator:
Basic shares:
Weighted-average shares outstanding in computing basic net income per share	18,152,849	17,873,516	18,081,235	17,800,721
Diluted shares:
Effect of potentially dilutive securities:
Stock awards (1)	445,752	755,458	473,884	773,981
Weighted-average shares used in computing diluted net income per share	18,598,601	18,628,974	18,555,119	18,574,702
Net income per share:
Basic	$0.23	$0.24	$0.70	$0.72
Diluted	$0.22	$0.23	$0.68	$0.69

(1)	Includes early-exercised options.

The potentially dilutive securities outstanding for the three months ended September 30, 2022 and 2021 that were excluded from the computation of diluted net income per share for the period presented, as the effect would have been antidilutive, was 33,000 and 19,000 shares, respectively. The potentially dilutive securities for the nine months ended September 30, 2022 and 2021 that were excluded from the computation of diluted net income per share for the period presented, as the effect would have been antidilutive, was 31,000 and 23,000 shares, respectively.

10. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Domestic	$4,578	$4,767	$14,023	$14,465
Foreign	46	62	46	175
Income before income taxes	$4,624	$4,829	$14,069	$14,640

The components of the income tax provision are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$469	$563	$1,430	$1,875
Foreign	—	10	5	30
Income tax provision	$469	$573	$1,435	$1,905

As of September 30, 2022, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

As of September 30, 2022, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold 215 million integrated circuits. Our revenue was $48.6 million and $47.2 million for the nine months ended September 30, 2022 and 2021, respectively. The security surveillance market accounted for 43% and 52% of our revenue in the nine months ended September 30, 2022 and 2021, respectively. The automotive market accounted for a 57% and 48% of our revenue in the nine months ended September 30, 2022 and 2021, respectively. We recognized $20.8 million and $24.4 million of revenue on sales into the security surveillance market for the nine months ended September 30, 2022 and 2021, respectively. In addition, we recognized $27.8 million and $22.8 million of revenue on sales into the automotive market for the nine months ended September 30, 2022 and 2021, respectively. We recorded net income of $12.6 million and $12.7 million for the nine months ended September 30, 2022 and 2021, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original design manufacturers (“ODM”). For the nine months ended September 30, 2022 and 2021, we derived substantially all of our revenue from products sold to distributors as compared to products sold to ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. Our research and development expense was $2.0 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively, and $6.2 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of September 30, 2022, we had 80 employees, 27 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 37% and 40% of our revenue for the three months ended September 30, 2022 and 2021, respectively, and 36% and 38% of our revenue for the nine months ended September 30, 2022 and 2021, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

On October 7, 2022, BIS placed on public display an interim final rule amending the EAR to, among other things, implement controls on advanced computing integrated circuits, computer commodities that contain such circuits, and certain semiconductor manufacturing items. We have reviewed this rule and do not expect it to directly impact our business.

The above conclusions are as of the date of filing of this Quarterly Report on Form 10-Q. It is possible that changes in U.S. regulations or policies in the future may impose restrictions, including the imposition of license requirements or even a full or partial prohibition, on our sale of products to Hikvision.

Key Factors Affecting Our Results of Operations

Macroeconomic and Geopolitical Conditions. We have been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, the COVID-19 pandemic and related supply chain challenges and disruptions caused by any of these events. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain.

As our products are primarily sold in Asia, we are particularly impacted by shutdowns and government actions in the countries in that region. The COVID-19 pandemic continues to have an impact on our business and that of our customers and suppliers. This has resulted in government authorities implementing numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. All of our offices in the U.S., Japan, China, South Korea and Taiwan have been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce its spread. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. Actions taken by government authorities to limit COVID-19 may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. Despite these limitations, we have been able to secure products from our suppliers, fulfill our customers’ purchase orders and increase revenues during the nine months ended September 30, 2022 as compared to the same period in the previous year.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. As previously noted, Hikvision, the largest security surveillance manufacturer in China, is one of our end-customers. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act (“NDAA”) could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Components of Condensed Consolidated Income Statements

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$15,505	$17,060	$48,585	$47,233
Cost of revenue (1)	6,904	7,919	21,414	21,524
Gross profit	8,601	9,141	27,171	25,709
Operating expenses: (1)
Research and development	2,012	2,037	6,230	4,700
Selling, general and administrative	2,018	2,278	6,843	6,402
Total operating expenses	4,030	4,315	13,073	11,102
Income from operations	4,571	4,826	14,098	14,607
Other income (expense) - net	53	3	(29)	33
Income before income taxes	4,624	4,829	14,069	14,640
Income tax provision	469	573	1,435	1,905
Net income	$4,155	$4,256	$12,634	$12,735

___________________

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$36	$39	$111	$117
Research and development	153	143	437	440
Selling, general and administrative	231	333	862	760
Total	$420	$515	$1,410	$1,317

The following table sets forth the condensed consolidated statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	45	46	44	46
Gross profit	55	54	56	54
Operating expenses:
Research and development	13	12	13	10
Selling, general and administrative	13	13	14	14
Total operating expenses	26	25	27	24
Income from operations	29	29	29	30
Other income (expense) - net	1	(1)	—	1
Income before income taxes	30	28	29	31
Income tax provision	3	3	3	4
Net income	27%	25%	26%	27%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Automotive	$8,742	$8,315	$427	5%	$27,807	$22,773	$5,034	22%
Security surveillance	6,763	8,745	(1,982)	(23)%	20,778	24,460	(3,682)	(15)%
Revenue	$15,505	$17,060	$(1,555)	(9)%	$48,585	$47,233	$1,352	3%

Revenue decreased $1.6 million, or 9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was primarily attributable a security surveillance revenue decrease of $2.0 million due to a decrease in volume of shipments, slightly offset by an increase in average selling price attributable to product mix, and a $0.4 million increase in automotive market revenue due to an increase in average selling prices attributable to product mix, offset by a decrease in volume of shipments.

Revenue increased $1.4 million, or 3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily attributable to a $5.0 million increase in automotive market revenue as a result of an increase in the volume of shipments and an increase in average selling price attributable to product mix, offset by a $3.7 million decrease in security surveillance revenue due to a decrease in the volume of shipments offset by an increase in average selling price attributable to product mix.

Our product pricing has increased in our target markets in response to our increased manufacturing costs. Additionally, fluctuations in our overall average selling price are directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio and customer base. When the product mix shifts towards the higher priced products in our portfolio, the average selling price will be higher than when the product mix shifts towards the lower price point products. Decreases in the volume of shipments is primarily reflective of customer buildup of product in the second quarter of 2022.

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
China	69%	69%	70%	69%
Taiwan	13	16	13	17
South Korea	12	11	10	11
Japan	6	3	6	2
Other	—	1	1	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Cost of revenue	$6,904	$7,919	$(1,015)	(13)%	$21,414	$21,524	$(110)	(1)%
Gross margin	55%	54%			56%	54%

Cost of revenue decreased by $1.0 million and $0.1 million in the three and nine months ended September 30, 2022, respectively, compared to the comparable periods ended September 30, 2021. Gross margins for the three and nine months ended September 30, 2022, increased to 55% to 56%, respectively, compared to the comparable periods ended September 30, 2021, due to changes in product mix and market mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, market mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end user product demand.

Research and development expense (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$2,012	$2,037	$(25)	(1)%	$6,230	$4,700	$1,530	33%

Research and development expenses decreased by $25,000, or 1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $0.3 million decrease in personnel-related expenses and $0.1 million decrease in software expenses, offset by a $0.3 million increase in tape-out and design services.

Research and development expenses increased $1.5 million, or 33%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $1.6 million increase in tape-out and design services that occurred during the six months ended June 30, 2022.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Selling, general and administrative	$2,018	$2,278	$(260)	(11)%	$6,843	$6,402	$441	7%

Selling, general and administrative expenses decreased $0.3 million, or 11%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $0.3 million decrease in personnel-related expense.

Selling, general and administrative expenses increased $0.4 million, or 7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $0.5 million increase in personnel-related expense, offset by a $0.2 million decrease in professional services.

Other income (expense), net (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$53	$3	$50	1667%	$(29)	$33	$(62)	(188)%

Other income (expense), net increased $50,000 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase in interest income, offset by losses related to foreign currency exchange transactions and fluctuations. Other income (expense), net decreased $62,000 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to losses related to foreign currency exchange transactions and fluctuations offset by an increase in interest income.

Provision for income taxes (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Provision for income taxes	$469	$573	$(104)	(18)%	$1,435	$1,905	$(470)	(25)%

The provision for income taxes decreased $0.1 million, or 18%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a decrease in pre-tax income, an increase in the foreign-derived intangible income deduction and the capitalization of research and development expenses for tax purposes.

The provision for income taxes decreased $0.5 million, or 25%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in the foreign-derived intangible income deduction and capitalization of research and development expenses for tax purposes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of September 30, 2022 were $44.6 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, or issue convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$14,013	$12,357
Net cash provided by investing activities	309	830
Net cash used in financing activities	(9,027)	(15)
Net increase in cash and cash equivalents	$5,295	$13,172

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2022, net cash provided by operating activities was $14.0 million, primarily due to net income of $12.6 million, non-cash charges of $1.6 million, net and net cash outflows from changes in operating assets and liabilities of $0.2 million.

Non-cash charges primarily consisted of stock-based compensation of $1.4 million, operating lease amortization of $0.6 million, an increase in the inventory valuation allowance of $0.4 million and depreciation and amortization of $0.3 million, partially offset by an increase in deferred tax assets of $1.2 million.

Net cash outflows from changes in operating assets and liabilities totaled $0.2 million, primarily consisting of a $1.4 million increase in inventory, net of valuation allowance, as units manufactured during the period and on hand were in excess of product sales, and a $0.7 million decrease in accounts payable, lease and other liabilities. Outflows were offset by inflows from a $1.0 million increase in accrued liabilities, a $0.2 million decrease in accounts receivable due to timing of receipts from customers versus shipment of units, a $0.4 million decrease in prepaid expenses due to timing of payments, and a $0.3 million increase in customer deposits.

During the nine months ended September 30, 2021, net cash used in operating activities was $12.4 million, primarily due to net income of $12.7 million, non-cash charges of $2.3 million and net cash outflows from changes in operating assets and liabilities of $2.7 million. Non-cash charges primarily consisted of stock-based compensation of $1.3 million, depreciation and amortization of $0.3 million and operating lease amortization of $0.6 million.

Net cash outflows from changes in operating assets and liabilities totaled $2.7 million, primarily attributable to a $3.5 million cash outflow for inventory as units manufactured during the period and on hand were in excess of product sales during the period to support future demand and a $0.6 million cash outflow in lease liabilities and other liabilities due to the renewal of an operating lease, partially offset by a $0.5 million cash inflow in accrued liabilities due to the timing of services performed, a $ 0.5 million cash inflow due to an increase in accounts payable due to the timing of payments to vendors, and a $0.4 million cash decrease in customer deposits due to the timing of customer pre-payments.

Investing Activities

During the nine months ended September 30, 2022, cash provided in investing activities was $0.3 million, primarily due to a $12.9 million cash inflow due to proceeds from maturities of debt securities, partially offset by a $12.2 million cash outflow used to purchase debt securities and a $0.4 million cash outflow due to purchases of property and equipment.

During the nine months ended September 30, 2021, cash provided in investing activities was $0.8 million, primarily due to $14.0 million cash inflow due to proceeds from maturities of debt securities, partially offset by a $12.9 million cash outflow used to purchase debt securities and a $0.3 million cash outflow due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, cash used in financing activities was $9.0 million, primarily due to payment of dividends totaling $9.0 million in February and July, 2022, as discussed in “Dividends” in Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q, and $0.2 million in net proceeds from the exercise of stock options, offset by $0.2 million in payments for shares withheld for tax withholdings on vesting of restricted stock units.

During the nine months ended September 30, 2021, cash used in financing activities was $15,000 due to net proceeds from the exercise of stock options of $0.2 million, offset by $0.2 million in payments for shares withheld for tax withholdings on vesting of restricted stock units.

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and Part II, Item 7 “Critical Accounting Estimates” of our Annual Report on Form 10-K for a summary of our critical accounting estimates.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and 2021 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in other income-net on our Condensed Consolidated Income Statements and Comprehensive Income (loss).

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

A hypothetical increase or decrease of 10% in interest rates in the three and nine months ended September 30, 2022 and 2021 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

Item 6. Exhibits.

Exhibit Number	Description
10.1#	Offer Letter between Techpoint, Inc. and Arthur Nguyen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2022).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan or arrangement.

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

Techpoint, Inc.

Date: November 10, 2022	By:	/s/ Arthur Nguyen
Arthur Nguyen
Chief Financial Officer and Vice President of Administrations (Principal Financial and Accounting Officer)

Date: November 10, 2022	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)