Form 10-K
period 2022-12-31
Techpoint, Inc.
filed 2023-04-12
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               TO

Commission File Number 000-55843

Techpoint, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	80-0806545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 N. First Street, #550
San Jose, CA 95131 USA
(408) 324-0588
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Japanese Depositary Shares, each representing one	M-6697	Tokyo Stock Exchange (Growth Market)
Common Stock Share, $0.0001 par value per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b), ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of Japanese Depositary Shares, or JDS, on the Tokyo Stock Exchange of $7.93, was $79.8 million.

As of March 31, 2023, the registrant had 18,251,126 shares of common stock, $0.0001 par value per share, outstanding which includes 7,399,586 shares of JDS.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “could,” “estimate,” “continue,” “anticipate,” “design,” “plan,” “project,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including the impact of restrictions imposed by trade regulations;
•	the impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

•	Our revenue and operating results will fluctuate from period to period, which could cause the market price of our Japanese Depositary Shares (“JDS”) to decline.
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
•

The market for high-definition (“HD”) video application integrated circuits is historically characterized by declines in average selling prices as products mature, which could negatively affect our revenue and margins.

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
•

We rely on our relationships with Original Equipment Manufacturers (“OEM”) and Original Design Manufacturers (“ODM”) to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

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
•

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delay in product deliveries and increased expenses.

•

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

•	A breach of our information and physical security systems may damage our reputation, subject us to lawsuits and adversely affect our business.
•	Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with end-customers.
•	JDS is a relatively new form of security and there could be unforeseen difficulties or risks associated with JDS.
•

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the JDS may be negatively affected.

PART I

Item 1. Business

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition (“SD”) video to high-definition (“HD”) video in the security surveillance and automotive markets.

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

We were originally incorporated as a California corporation in April 2012, and we reincorporated as a Delaware corporation in July 2017. In September 2017, we completed our initial public offering of Japanese Depositary Shares (“JDS”). We have decided to issue to the public, and list on the Growth Market of the Tokyo Stock Exchange, utilizing JDS, instead of our common stock. JDS are a representative security, and each JDS represents one share of common stock.

Application Specific Products

We design, market and sell integrated circuits that enable the transmission of HD video content over long cable distances to facilitate the display, storage or processing of video content. Our application specific products currently include our security surveillance and automotive product lines. We intend to continue to develop new generations of products for each of these application specific product lines.

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

HD-TVI Receivers. Our HD-TVI receivers are used in DVRs and convert the HD-TVI analog signal into digital signals to be processed by a DVR system, which can then transmit the image to a display. To improve the cost and performance of our HD-TVI receivers, we integrate multiple HD-TVI receivers along with SD analog video decoders as well as analog audio decoders into the same integrated circuit. This allows HD DVR makers to support HD video and SD video for backward compatibility at the same time.

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

Automotive HD-TVI Receivers: Similar to our security surveillance products, our automotive HD-TVI receiver also integrates SD analog video decoders so that automotive vendors have the flexibility of supporting both HD and SD video. We also integrate multiple HD-TVI receivers for multiple camera applications inside the car.

Automotive LCD Controllers:  We provide HD LCD controllers that allow us to support Liquid Crystal Display (“LCD”) panels for the HD E-mirror as well as for various HD LCD panel displays inside the car.

The following table summarizes the features of our application specific integrated circuit product lines:

Product Line		Key Features	Representative Applications
Security Surveillance

HD-TVI Transmitters	-	Converts HD Camera signals to HD-TVI analog signals	HD-TVI Surveillance Cameras

HD-TVI Camera Processors	-	Integrates HD Camera processor supporting advanced video processing such as Wide Dynamic Range, Low Light Noise Reduction, and other advanced camera functions	HD-TVI Surveillance Cameras

HD-TVI Receivers	-	Converts HD-TVI analog signal into digital signal	HD-TVI DVR application

	-	Integrates four HD-TVI receivers

	-	Integrated Standard Definition analog
video decoder and audio codec

HD-SDI Receivers	-	Integrates four HD-SDI receivers	HD-SDI DVR application

	-	Integrates four HD-SDI transmitters
Automotive

HD-TVI Transmitter	-	Interfaces with most automotive camera	Automotive HD Backup Camera
		processors on the market	Automotive HD Surround View Camera
HD-TVI Camera Processors	‐	Integrated HD Camera processor supporting advanced video processing such as High Dynamic Range, Low Light Noise Reduction, and other advanced camera functions	Automotive HD Backup Camera Automotive HD Surround View Camera Automotive HD Drive Recorder Camera

HD-TVI Receivers	‐	Integrated SD analog video decoder	Automotive HD Backup Camera
	‐	Integrates four channel HD-TVI Receivers	Automotive HD Surround View System Automotive HD Drive Recorder
HD LCD controller	-	Integrated HD-TVI Receiver	Automotive HD Display
	-	Integrated SD analog video decoder	Automotive E-Mirrors
	-	Integrated Advanced Graphics

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

We have developed a proprietary HD analog video transmission technology called high-definition transport video interface (“HD-TVI”). Our HD analog technology operates at the same 1080p HD resolution as digital HD technologies, but transmits the information in a continuous format, or wave, instead of a binary 0 or 1 format. When transmitted information in an analog system encounters interference or other degradation, the video quality is impacted.  This is in contrast to a digital transmission where once a threshold level of interference or other degradation is encountered, the image is cutoff completely. Our HD-TVI technology uses analog transmission techniques that are an extension of legacy analog video broadcasting technology used in traditional analog televisions, but which can deliver HD video transmission over long cable distances. Our HD-TVI transmitter interfaces with a HD camera processor or image sensor and converts the digital HD content to an HD analog signal. After transmission, our HD-TVI receiver converts this analog signal back into a digital signal for processing by a standard display processor.

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

Customers

We principally sell our products to distributors who, in turn, sell to ODM contract manufacturers and design houses. In addition, we sell our products, though to a lesser extent, directly to ODM. ODM typically design and manufacture electronic products to sell to OEM. Our agreements to sell our products through distribution channels generally provide for a non-exclusive right to sell, promote and develop a market for our products in a specified geographic area. These agreements generally may be terminated by either party on 60 days’ notice and do not require price protection.

In both the security surveillance and automotive markets, we have significant engagement with our end-customers prior to completion of a sale. In the security surveillance market, our end-customer is the OEM, ODM or system designer who manufacturers or designs the end product, such as a camera or DVR, that will be purchased for placement into a security surveillance system. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China, IDIS in South Korea and AVTech in Taiwan. These three manufacturers are each a leading security surveillance manufacturer in their respective countries. In the automotive market, our end-customer is the automobile manufacturer, but we also typically engage with system designers and manufacturers who sell systems, such as navigation or backup video camera systems, to automobile manufacturers. Our sales representatives and engineers engage directly with these end-customers, even if we do not sell directly to them, because these end-customers exert significant influence over the design of the products or systems that are ultimately placed into their products. We currently have design wins for future generations of automobiles with major automotive equipment manufacturers. A design win is not necessarily result in future revenue, but we believe it is a strong indicator that our integrated circuits will be incorporated into a future model for that particular automotive equipment manufacturer.

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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $7.8 million and $6.4 million for the years ended December 31, 2022 and 2021, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2022, we have one patent application pending in Japan. The patent application covers aspects of the technology in the integrated circuits we currently design and market. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

Integrated Circuit Fabrication. We currently outsource the manufacturing of our integrated circuits to Taiwan Semiconductor Manufacturing Company (“TSMC”) and United Microelectronics Corporation (formerly Fujitsu Electronics America, Inc.) (“UMC”). We work closely with TSMC and UMC to forecast on a monthly basis our manufacturing capacity requirements. Our integrated circuits are currently fabricated in several advanced manufacturing processes. Because smaller geometry process technologies lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability, with adequate capacity at an attractive price. Nevertheless, because we do not have a formal, long-term pricing agreement with TSMC or UMC, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with TSMC and UMC to increase yields, lower manufacturing costs and improve quality. We intend to qualify and retain additional foundries to manufacture our semiconductors in the future.

Assembly and Test. Our products are shipped from TSMC  to third-party sort, assembly and test facilities where they are assembled into finished integrated circuits and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally to Advanced Semiconductor Engineering, Inc. (“ASE”) and Sigurd Microelectronics Corporation (“Sigurd”). Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

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

Human Capital Resources

Our key human capital management objectives are to attract, retain and support the highest quality talent. As of December 31, 2022, we employed 83 employees. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We have not experienced any work stoppages and we consider our employee relations to be good.

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

Corporate Information

We were originally incorporated as a California corporation in April 2012, and we reincorporated as a Delaware corporation in July 2017. Our principal executive offices are located at 2550 N. First Street, Suite # 550, San Jose, California 95131, and our telephone number is (408) 324-0588. Our website is www.techpoint.co.jp. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2022 and 2021. We do not have any long-term contractual commitments with our distributors.

One of our end-customers, Hikvision accounted for 33% and 38% of our revenue for the years ended December 31, 2022 and 2021, respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

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

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2022 and 2021, 40% and 50% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business. For the years ended December 31, 2022 and 2021, 60% and 50% of our revenue was derived from the sale of our products designed for the automotive market, respectively. For the year ended December 31, 2022, we have more revenue generated from the automotive market than from the security surveillance market. However, we may not be successful developing and marketing our solutions for the automotive market or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

In the first half of 2022, we experienced slight increases in demand for semiconductor products due to the COVID-19 pandemic, which caused a continuing global shortage of manufacturing capacities as semiconductor suppliers were unable to rapidly respond to increased demand. Consequently, we experienced increases in the costs to manufacture our products. Since third quarter of 2022, we have been seeing weakness in product demand due to inventory adjustments at customer end, the lockdowns in major cities in China, and world-wide inflationary pressures.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We were incorporated in 2012 and began shipping our integrated circuits in 2013. Our limited operating history and limited experience selling products, combined with the rapidly evolving and competitive nature of our markets, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the security surveillance and automotive industries in general, and the growth and adoption of new security surveillance technologies and automotive video applications in particular, and changes in macroeconomic conditions, including increases in inflation and interest rates. Our future revenue growth rate, and the success of our business, will depend in particular upon the success of our automotive video business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 83 employees as of December 31, 2022. To manage our growth successfully, we believe we must effectively:

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our distributors may cancel purchase orders or defer the shipments of our products. We manufacture our products according to our estimates of end-customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate end-customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate end-customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our relationships. We experienced insufficient manufacturing capacity due to the COVID-19 pandemic. Increase in demand for semiconductor products due to the COVID-19 pandemic resulted in a global shortage of manufacturing capacities in 2021 and the first half of 2022.  In addition, supply chain disruptions occurred due to the lockdown of major cities in China during 2022. As a result, we were unable to meet all end customer demand, resulting in lost revenue opportunities.

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

We rely on our relationships with OEM and ODM to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for OEM and ODM that serve a variety of end markets including home and office security surveillance, and automotive applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which producers further down the supply chain integrate into their products. For example, our solutions may be integrated into a more comprehensive video product that is incorporated into an automotive vehicle or aftermarket system and sold to consumers. We must work closely with manufacturers to ensure that each new generation of our solutions becomes qualified for use in their products. As a result, maintaining close relationships with leading product manufacturers in our target markets is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if OEM/ODM seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our end-customers, our market position and revenue could be materially and adversely affected.

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks in Asia, which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2022 and 2021. We derived 69% and 69% of our revenue from sales to customers in China for the years ended December 31, 2022 and 2021, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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

We face a variety of risks associated with public health issues, including epidemics, pandemics, and other infectious diseases, including COVID-19. The impact of COVID-19, including changes in consumer and business behavior, fear of a pandemic, market downturns, and restrictions on business and personal activities, has caused significant volatility in the global economy and led to reduced economic activity. The pandemic prompted government authorities to take numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders, and business shutdowns. Due to the spread of COVID-19, we have changed our business practices (e.g., restricting employee travel, allowing non-critical head office personnel to telecommute, temporarily closing offices, and suspending physical participation in sales activities, meetings, and events/conferences).

In addition, our business has been adversely affected by the impact on the global economy, resulting in a global shortage of manufacturing capacities in 2021 and the first half of 2022, and the price increased for raw materials used in our products. The majority of our sales are concentrated in China. The lockdown in the major cities in China also adversely affected our business and results of operations. COVID-19 is receding in many counties, but the full impact on our business and the global economy as a whole in the future is not yet clear. Also, the possibility remains that its impact could have a material effect on our business performance, and we will continue to monitor the situation closely.

We face risks associated with doing business in China.

We derived 69% and 69% of our revenue for the years ended December 31, 2022 and 2021, respectively, from distributors located in China. Additionally, for the years ended December 31, 2022 and 2021, we derived 33% and 38%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

In recent years, the U.S. government has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 69% of our revenue for the year ended December 31, 2022, respectively. In addition, our largest end customer, Hikvision, who accounted for 33% of our revenue for the year December 31, 2022, is located in China and is currently subject to certain trade restrictions described below.

Effective October 9, 2019, Hikvision was added to the BIS Entity List, which imposes a requirement to obtain an export license for all items subject to the Export Administration Regulations, or EAR, in order to be shipped to Hikvision. We have concluded that our products are not subject to EAR and accordingly, may generally be shipped to Hikvision without a U.S. export license.  Hikvision is also the subject of additional trade restrictions that do not directly prohibit our ability to deal with Hikvision but may indirectly impact our business.  For example, Section 889 of the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), prohibits U.S. government agencies from procuring certain covered telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service as a substantial or essential component of any system, or as critical technology as party of any system. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment. The NDAA does not prohibit commercial sales into the United States by Hikvision. However, these new restrictions placed on United States government procurement could negatively impact our business. On June 3, 2021, Hikvision was added to OFAC’s Non-SDN Chinese Military-Industrial Complex Companies (CMIC) List, prohibiting certain transactions involving the purchase or sale of publicly traded securities of designated companies.    Hikvision was listed in the Annex to Executive Order 14032 and is currently on the CMIC List.  However, Hikvision is not on the Specially Designated Nationals (SDN) List and the restrictions imposed by designation on the CMIC List is not expected to directly impact our business. If Hikvision is added to the SDN List in the future, our market position and revenue could be materially and adversely affected.

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021, which requires the U.S. Federal Communications Commission (“ FCC”) to adopt rules no later than November 11, 2022 clarifying that it will no longer review or approve any application for equipment authorization for equipment that is on the list of covered communications equipment or services published by the FCC under section 2(a) of the Secure and Trusted Communications Networks Act of 2019. Items on the FCC’s “covered list” include video surveillance and telecommunications equipment produced by Hikvision, to the extent it is used for the purpose of public safety, security of government facilities, physical security surveillance of critical infrastructure, and other national security purposes, including telecommunications or video surveillance services provided by such entity or using such equipment. The restrictions imposed by the FCC pursuant to the Secure Equipment Act of 2021 impact imports of certain Hikvision equipment into the United States by eliminating the ability of Hikvision to obtain FCC approval for its video surveillance and telecommunications equipment. The FCC is also considering the adoption of new rules to revoke past authorizations issued for Hikvision equipment, but the FCC actions taken to date are currently not expected to directly impact our business.

The U.S. Government may also impose new export controls that restrict the ability to export, re-export, or transfer certain semiconductor products or technologies to certain countries such as China or restrict the ability of U.S. persons to engage in certain activities supporting China’s semiconductor sector.  For example, on October 13, 2022, BIS formally published an interim final rule amending the EAR to, among other things, implement controls on advanced computing integrated circuits, computer commodities that contain such circuits, and certain semiconductor manufacturing items. Although we do not expect this interim final rule to directly impact our business, future changes and new regulations could have an adverse impact on our business and financial results.

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

In the past, we have grown our business through acquisitions and we may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, in 2013, we acquired certain HD video assets from a third party. Such acquisitions or investments could create risks for us, including:

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

Our JDS are listed on the Growth Market on the Tokyo Stock Exchange. In addition, a significant portion of our business is conducted internationally, particularly in Japan. The Japanese economy is exposed to uncertainty in geopolitical conditions, including concerns over North Korea’s nuclear weapons program. Given Japan’s close proximity to North Korea, continuing tensions between North Korea and other countries could have adverse consequences in Japan. There continues to be heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, trading on the Growth Market may be disrupted and our business operations in Japan and elsewhere could be disrupted as well. In addition, terrorist acts and other acts of violence and political unrest could have an adverse impact on our business. If our business and the trading of our JDS on the Growth Market is disrupted as a result of acts of war, hostilities, terrorism or other conditions leading to geopolitical unrest, particularly in the region surrounding Japan, the market price of our JDS could decline.

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

Our revenue also depends on the timely introduction, quality and market acceptance of our end-customers’ products that incorporate our solutions. Our end-customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We incur significant design and development costs in connection with designing our solutions for end-customers’ products. If our end-

customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or issues with other vendors, they may delay, change or cancel a project. If we have already incurred significant development costs, we may not be able to recoup those costs, which in turn would adversely affect our business and financial results.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to comply with the auditor attestation requirements of Section 404 of the U.S. Sarbanes-Oxley Act following the date we are deemed to be an “accelerated filer” or a

“large accelerated filer,” each as defined in the Exchange Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if required), investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the JDS could be negatively affected, and we could become subject to investigations by the TSE, the SEC, Japanese securities authorities, or other regulatory authorities, which could require additional financial and management resources.

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

JDS are a relatively new form of security and there could be unforeseen difficulties or risks associated with JDS.

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

The JDS are listed on the Growth Market of the Tokyo Stock Exchange and traded as though the JDS are shares of Japanese companies. Stock prices on Japanese stock exchanges are determined on a real-time basis by the equilibrium between bids and offers. These exchanges are order-driven markets without specialists or market makers to guide price formation. To prevent excessive volatility, these exchanges set daily upward and downward price fluctuation limits for each stock, based on the previous day’s closing price. Although transactions may continue at the upward or downward limit price if the limit price is reached on a particular trading day, no transactions may take place outside these limits. Consequently, a stockholder wishing to sell their JDS at a price above or below the relevant daily limit may not be able to sell their JDS at such price on a particular trading day, or at all.

Because the trading market for our JDS is the Growth Market of the Tokyo Stock Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

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

General Risk Factors

Unfavorable global market and economic conditions could adversely affect our business, financial condition or results of operations.

Global credit and financial markets are experiencing extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, including a recession or depression, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending for our products. Such reductions in spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, the market price of our JDS may decline due in part to the volatility of the stock market and the general economic downturn.

The issuance of new accounting standards or future interpretations of existing accounting standards could adversely affect our operating results.

We prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the U.S. Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our JDS are quoted in Japanese yen on the Growth Market of the Tokyo Stock Exchange under the identification code “M-6697” and began trading publicly in September 2017. Prior to that time, there was no market for our JDS.

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

Dividend

On December 22, 2021, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2022, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid in February 2022 to stockholders of record as of January 31, 2022. The second installment of the dividend was paid in July 2022 to stockholders of record as of June 30, 2022. The total dividend payment was $9.0 million.

On December 16, 2022, we announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2022 in the amount of $4.5 million and is payable to stockholders of record as of the close of business on January 31, 2023. The first installment on our shares of common stock (including common stock underlying JDS) was paid on February 15, 2023. The second installment of the dividend is not accrued as of December 31, 2022, because it is anticipated to be paid in the third fiscal quarter of 2023 and the declaration of the second installment is subject to board approval and in accordance with applicable law. We intend to provide additional information about the second installment of the dividend in the second fiscal quarter of 2023. The timing for receipt of the dividend payments by individual holders of Techpoint common stock and JDS will vary due to the payment process for JDS holders. The amount paid to JDS holders will be reduced by any applicable U.S. withholding income tax, and then converted into Japanese Yen. Once the dividend is converted into Japanese Yen, a distribution payment fee and any additional local taxes will be paid from the distribution amount. As a result, the net amount of the first dividend installment that is ultimately received by JDS holders will be less than $0.25 per JDS. The first installment of the fiscal 2023 dividend payout started in late-March 2023.

Holders of Record

As of March 31, 2023, there were approximately 113 holders of record of our common stock. This number does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid-in capital as our repurchase right lapses. For the year ended December 31, 2022, we did not repurchase shares related to unvested early exercised stock options due to termination.

Purchases of Unregistered Equity Securities by the Issuer

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Annual Report on Form10-K includes forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto;
•	laws and regulations applicable to our business, including the impact of restrictions imposed by trade regulations;
•	the impact of global shortages in manufacturing capacities;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

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

The following discussion and analysis should be read together with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. A discussion of changes in our results from the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on

Form 10-K for the year ended December 31, 2021 filed with the SEC on March 11, 2022. In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

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

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the security surveillance and automotive markets. Our integrated circuits are enabling the transition from standard definition (“SD”) video to high-definition (“HD”) video in the security surveillance and automotive markets.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 329 million integrated circuits. Our revenue was $65.1 million and $64.7 million for the years ended December 31, 2022 and 2021, respectively. The automotive market accounted for 60% and 50% of our revenue for the years ended December 31, 2022 and 2021, respectively. Meanwhile, the security surveillance market accounted for 40% and 50% of our revenue for the years ended December 31, 2022 and 2021, respectively. We recognized $39.0 million and $32.1 million of revenue on sales into the automotive market for the years ended December 31, 2022 and 2021, respectively. In addition, we recognized $26.1 million and $32.6 million of revenue on sales into the security surveillance market for the years ended December 31, 2022 and 2021, respectively. We recorded net income of $17.7 million and $17.3 million for the years ended December 31, 2022 and 2021, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to Original Equipment Manufacturers (“OEM”) and original design manufacturers (“ODM”). For the years ended December 31, 2022 and 2021, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2022 and 2021, our research and development expense was $7.8 million and $6.4 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of December 31, 2022, we had 83 employees, 26 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 33% and 38% of our revenue for the years ended December 31, 2022 and 2021, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

We have taken action to confirm whether our products are subject to EAR. We have retained the continuous assistance of outside advisors and, following Hikvision’s designation on the BIS Entity List, performed a comprehensive review of our products and manufacturing operations.  Based on that review, we have concluded that our products are not subject to EAR. Therefore, our products may continue to be shipped to Hikvision without a U.S. export license, even though Hikvision appears on the BIS Entity List.

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

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021, which requires the U.S. Federal Communications Commission (“FCC”) to adopt rules no later than November 11, 2022 clarifying that it will no longer review or approve any application for equipment authorization for equipment that is on the list of covered communications equipment or services published by the FCC under section 2(a) of the Secure and Trusted Communications Networks Act of 2019. Items on the FCC’s “covered list” include video surveillance and telecommunications equipment produced by Hikvision, to the extent it is used for the purpose of public safety, security of government facilities, physical security surveillance of critical infrastructure, and other national security purposes, including telecommunications or video surveillance services provided by such entity or using such equipment. The restrictions to be imposed by the FCC pursuant to the Secure Equipment Act of 2021 would impact imports of certain Hikvision equipment into the United States by eliminating the ability of Hikvision to obtain FCC approval for its video surveillance and telecommunications equipment. The FCC is also considering the adoption of new rules to revoke past authorization issued for Hikvision equipment, but the FCC actions taken to date are currently not expected to directly impact our business. This may or may not directly impact our revenue in the future.  In the event there is an impact on our revenue, we believe that it would be gradual and limited in scope both because Hikvision continues to sell its currently approved products in the U.S. and because other manufactures that incorporate our products could take market share from Hikvision in the U.S. We believe that our revenue would decrease only a few percentage points even if Hikvision’s business is fully impacted by the restrictions to be imposed by the FCC that limit Hikvision’s ability to import its future products into the U.S. Additionally, we plan to continue growing our revenue from new and existing customers, thus further limiting the impact of the restrictions to be imposed by the FCC that impact the importation of certain of Hikvision’s future products into the U.S.

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

As our products are primarily sold in Asia, we are particularly impacted by shutdowns and government actions in the countries in that region. The COVID-19 pandemic continues to have an impact on our business and that of our customers and suppliers. This has resulted in government authorities implementing numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. All of our offices in the U.S., Japan, China, South Korea and Taiwan have been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce its spread. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. Actions taken by government authorities to limit COVID-19 may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. Despite these limitations, we have been able to secure products from our suppliers, fulfill our customers’ purchase orders and increase revenues during the year ended December 31, 2022 as compared to the previous year.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2022 and 2021, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 33% and 38% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision.  On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020.  This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Components of Consolidated Income Statements

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of OEM, ODM, contract manufacturers and design houses. Revenue is recognized after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2022	2021
Revenue	$65,083	$64,707
Cost of revenue (1)	29,185	29,660
Gross profit	35,898	35,047
Operating expenses:
Research and development (1)	7,801	6,371
Selling, general and administrative (1)	8,749	8,791
Total operating expenses	16,550	15,162
Income from operations	19,348	19,885
Other income - net	246	29
Income before income taxes	19,594	19,914
Provision for income taxes	1,931	2,627
Net income	$17,663	$17,287

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Cost of revenue	$147	$156
Research and development	581	580
Selling, general and administrative	1,085	1,109
Total	$1,813	$1,845

The following table sets forth the consolidated income statements for each period presented as a percentage of revenue:

	Year Ended
	December 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	45	46
Gross profit	55	54
Operating expenses:
Research and development	12	10
Selling, general and administrative	13	13
Total operating expenses	25	23
Income from operations	30	31
Other income - net	—	—
Property and equipment, net	30	31
Provision for income taxes	3	4
Net income	27%	27%

Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Automotive	$38,985	$32,071	$6,914	22%
Security surveillance	26,098	32,636	(6,538)	(20)%
Revenue	$65,083	$64,707	$376	1%

Revenue increased by $0.4 million, or 1%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was attributable to a $6.9 million increase in automotive market revenue as a result of an increase in the volume of shipments and an increase in average selling price attributable to product mix, offset by a $6.5 million decrease in security surveillance revenue due to a decrease in the volume of shipments offset by an increase in average selling price attributable to product mix.

Revenue by Geographic Region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Year Ended
	December 31,
	2022	2021
China	69%	69%
Taiwan	15	16
South Korea	10	11
Japan	4	3
Other	2	1
Total revenue	100%	100%

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$29,185	$29,660	$(475)	(2)%
Gross margin	55%	54%

Cost of revenue decreased $0.5 million, or 2%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Gross margin increased to 55% for the year ended December 31, 2022 from 54% for the year ended December 31, 2021, due to changes in product mix and market mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and Development Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$7,801	$6,371	$1,430	22%

Research and development expense increased $1.4 million, or 22%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a $1.7 million increase in tape-out and design services, offset by a $0.2 million decrease in personnel expenses and a $0.1 million decrease in software expense.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$8,749	$8,791	$(42)	(0)%

The change in selling, general and administrative expenses was flat for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Other income, net

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income - net	$246	$29	$217	748%

Other income, net for the year ended December 31, 2022 increased by $0.2 million, or 748% as compared to the year ended December 31, 2021, primarily due to an increase in interest income.

Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,931	$2,627	$(696)	(26)%

The provision for income taxes decreased by $0.7 million, or 26%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in the foreign-derived intangible income deduction for tax purposes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents and short-term investments as of December 31, 2022 were $44.7 million. We believe our existing cash, cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash provided by operating activities	$19,621	$14,247
Net cash (used in) provided by investing activities	(18,559)	1,183
Net cash (used in) financing activities	(9,049)	(135)
Net (decrease) increase in cash and cash equivalents	$(7,987)	$15,295

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2022, net cash provided by operating activities was $19.6 million, due to net income of $17.7 million and non-cash charges of $2.3 million, and net cash outflows from changes in operating assets and liabilities of $0.3 million.

Non-cash charges primarily consisted of stock-based compensation of $1.8 million, operating lease amortization right-of-use assets of $0.7 million, an increase in the inventory valuation allowance of $0.9 million and depreciation and amortization of $0.4 million, partially offset by an increase in deferred tax assets of $1.7 million.

The net cash outflows from changes in operating assets and liabilities totaled $0.3 million, consisting of a $1.1 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were in excess of product sales, and a $0.8 million decrease in accrued expense, lease and other liabilities. Outflows were offset by inflows from a $0.2 million decrease in accounts receivable due to timing of receipts from customers versus shipment of units, a $0.4 million decrease in prepaid expenses due to timing of payments, $0.2 million increase in accounts payable and a $0.8 million increase in customer deposits.

Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $18.6 million, due to a $30.0 million cash outflow used to purchase debt securities, a $4.0 million cash outflow due to purchases of marketable security and a $0.5 million cash outflow used to purchase of property and equipment, partially offset by a $15.9 million cash inflow due to proceeds from maturities of debt securities.

Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $9.0 million, due to payment of dividends totaling $9.0 million in February and July 2022, a $0.2 million in payments for shares withheld for tax withholdings on vesting of restricted stock units, partially offset by a $0.2 million in net proceeds from the exercise of stock options.

Material Requirements from Contractual and Other Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2022 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$1,035	$745	$290	$—
Purchase commitments	854	429	425	—
Total	$1,889	$1,174	$715	$—

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

Critical Accounting Estimates

Our accounting policies and recent accounting pronouncements are more fully described in Note 1 of the consolidated financial statements.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31 2021 and 2022. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates in the years ended December 31, 2022 or 2021 would not have resulted in a significant increase or decrease in revenue or net income during that period.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in Other income-net on our Consolidated Income Statements and Comprehensive Income.

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

A hypothetical increase or decrease of 10% in interest rates for the years ended December 31, 2022 and 2021 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of investments during that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated income statements and comprehensive income, consolidated statements of stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories, Valuation of Inventory - Refer to Notes 1 and 2 to the Financial Statements

Critical Audit Matter Description

The Company assesses the value of inventory and writes down those inventories which are obsolete or in excess of forecasted demand to the lower of their cost or estimated net realizable value. The Company’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product.

We identified the valuation of inventory as a critical audit matter because of the significant assumptions management makes with regards to estimating the excess and obsolete write downs. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of inputs used in management’s valuation of inventory excess and obsolete write downs including estimates of expected product lifecycles, product development plans and historical usage by product.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for excess quantities and obsolescence including management’s estimate of expected demand, included the following, among others:

•	We obtained an understanding of assumptions behind the valuation of inventory for excess and obsolete write downs, including the related projection of forecasted demand.
•

We selected a sample of inventory products and tested the forecasted demand by comparing internal and external information (e.g. historical usage, contracts, communications with customers, expected product lifecycles, product development plans, macroeconomic conditions) and inquiries with the Company’s employees outside of the accounting department with the Company’s forecasted demand.

•	We performed a retrospective review by comparing management’s prior-year forecasted demand with actual product sales in the current year to identify potential bias in the inventory valuation.
•	We recalculated the net realizable value of inventory and compared our recalculation with the subsequent sales invoices for the selected samples.

Macias, Gini, and O’Connell LL

We have served as the Company's auditor since 2022.
Irvine, California
April 12, 2023
PCAOB ID: 324

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,392	$27,379
Short-term investments	25,289	14,942
Accounts receivable	105	336
Inventory	13,709	13,522
Prepaid expenses and other current assets	618	895
Total current assets	59,113	57,074
Property and equipment - net	634	713
Deferred tax assets	2,280	584
Right-of-use assets	983	1,009
Long-term investments	9,737	2,351
Other assets	193	207
Total assets	$72,940	$61,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,100	$1,838
Accrued liabilities	1,564	1,896
Customer deposits	1,545	775
Lease liabilities	700	525
Dividend payable	4,551	4,504
Total current liabilities	10,460	9,538
Other liabilities	404	583
Total liabilities	10,864	10,121
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of December 31, 2022 and 2021; nil shares issued and outstanding as of December 31, 2022 and 2021.	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of December 31, 2022 and 2021; 18,198,737 and 17,928,748 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	26,046	24,251
Accumulated other comprehensive (loss)	(147)	(26)
Retained earnings	36,175	27,590
Total stockholders’ equity	62,076	51,817
Total liabilities and stockholders' equity	$72,940	$61,938

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Income Statements and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021
Revenue	$65,083	$64,707
Cost of revenue	29,185	29,660
Gross profit	35,898	35,047
Operating expenses
Research and development	7,801	6,371
Selling, general and administrative	8,749	8,791
Total operating expenses	16,550	15,162
Income from operations	19,348	19,885
Other income - net	246	29
Income before income taxes	19,594	19,914
Income tax provision	1,931	2,627
Net income	$17,663	$17,287
Net income per share:
Basic	$0.98	$0.97
Diluted	$0.95	$0.93
Weighted-average shares outstanding used in computing net income per share:
Basic	18,108,369	17,830,808
Diluted	18,537,316	18,565,882
Comprehensive income:
Net income	$17,663	$17,287
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of $ 32 and $18 for year ended December 31, 2022 and 2021, respectively	(121)	(67)
Comprehensive income	$17,542	$17,220

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2020	17,690,062	$2	$22,523	$41	$14,807	$37,373
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(67)	—	(67)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	110,084	—	182	—	—	182
Issuance of common stock upon vesting of restricted stock units	151,608	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(23,006)	—	(299)	—	—	(299)
Stock-based compensation	—	—	1,845	—	—	1,845
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,504)	(4,504)
Net income	—	—	—	—	17,287	17,287
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(121)	—	(121)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	119,455	—	210	—	—	210
Issuance of common stock upon vesting of restricted stock units	173,375	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(22,841)	—	(228)	—	—	(228)
Stock-based compensation	—	—	1,813	—	—	1,813
Cash dividends declared ($0.50 per share)	—	—	—	—	(9,078)	(9,078)
Net income	—	—	—	—	17,663	17,663
Balances as of December 31, 2022	18,198,737	$2	$26,046	$(147)	$36,175	$62,076

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$17,663	$17,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	418	400
Stock-based compensation	1,813	1,845
Amortization of premium on available-for-sale investments	65	186
Write-off of deferred costs and long-lived assets	—	3
Inventory valuation adjustment	925	558
Deferred income taxes	(1,667)	15
Noncash lease expense	741	739
Changes in operating assets and liabilities:
Accounts receivable	231	(218)
Inventory	(1,112)	(5,179)
Prepaid expenses and other current assets	376	(225)
Other assets	13	14
Accounts payable	217	381
Accrued liabilities	(115)	(813)
Customer deposits	770	40
Lease liabilities	(175)	(365)
Other liabilities	(542)	(421)
Net cash provided by operating activities	19,621	14,247
Cash Flows From Investing Activities
Purchase of property and equipment	(511)	(284)
Purchase of debt securities	(29,923)	(15,953)
Purchase of marketable securities	(4,000)	—
Proceeds from maturities of debt securities	15,875	17,420
Net cash (used in) provided by investing activities	(18,559)	1,183
Cash Flows From Financing Activities
Payment of dividends	(9,031)	—
Net proceeds from exercise of stock options	210	164
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(228)	(299)
Net cash used in financing activities	(9,049)	(135)
Net (Decrease) Increase in cash and cash equivalents	(7,987)	15,295
Cash and cash equivalents at beginning of period	27,379	12,084
Cash and cash equivalents at end of period	$19,392	$27,379

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,345	$3,108
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$58	$230
Vesting of early exercised options	$1	$18
Cash dividend declared but not yet paid	$4,551	$4,504

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

Basis of Consolidation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as Other income, net in the Consolidated Income statements.

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to Original Equipment Manufacturers (“OEM”) and original design manufacturers (“ODM”), contract manufacturers and design houses. The Company accounts for revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

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

  For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2022	2021
Customer
Customer A	47%	54%
End-Customer
End-Customer A (1)	33%	38%

(1)	Sales to End-Customer A primarily occurred through Customer A

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

Financial Instruments

Financial instruments held by the Company consist primarily of corporate bonds, commercial paper and money market funds. The Company classifies the securities with remaining maturities of twelve months or less as short-term investments, and remaining maturities of over twelve months as long-term investments. The Company’s financial instruments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive income (loss) and reported as a component of stockholders’ equity. Interest is included in Other income, net on the consolidated income statements and comprehensive income.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished goods parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2022 and 2021 was $0.9 million and $0.6 million, respectively.

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

ASC 740-10 prescribes a recognition threshold and measurement framework for the financial statement reporting and disclosure of an income tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax position is recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the recognition threshold is then measured to determine the largest amount of the benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the Consolidated Income Statements and Comprehensive Income.

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

In September 2022, the FASB issued ASU No. 2022-4, Liabilities-Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. Supplier finance programs, which also may be referred to as reverse factoring, payables finance, or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid.  Under such programs, suppliers can request early payment from the finance provider or intermediary for those confirmed invoices.  The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted.  As the Company does not have any supplier finance program obligations, the guidance is not expected to have any impact on its consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported current/total assets, current/total liabilities, or results of operations.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Work in process	$8,621	$6,038
Finished goods	5,088	7,484
Total inventory	$13,709	$13,522

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Computer equipment and software	$2,521	$2,224
Leasehold improvements	94	84
Furniture	36	36
Total property and equipment	2,651	2,344
Less: accumulated depreciation	(2,017)	(1,631)
Total property and equipment - net	$634	$713

The Company recorded $0.4 million and $0.4 million of depreciation expense for each of the years ended December 31, 2022 and 2021 , respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Payroll-related expenses	$812	$803
Engineering services	282	681
Accrued warranty	173	145
Taxes payable	152	117
Accrued inventory	71	70
Professional fees	52	62
Other	22	18
Total accrued liabilities	$1,564	$1,896

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.5 million and $0.8 million  as of December 31, 2022 and December 31, 2021, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the year ended December 31, 2022, the Company recognized $0.8 million of revenue from the December 31, 2021 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificate of deposit	$4,007	$—	$—	$4,007
Treasury bills	3,983	1	—	3,984
Money market funds	2,183	—	—	2,183
Commercial paper	13,631	—	(20)	13,611
Government agency bonds	3,391	1	(19)	3,373
Corporate bonds	21,654	1	(149)	21,506
Total available-for-sale securities	$48,849	$3	$(188)	$48,664
Reported in:
Cash and cash equivalents				$13,638
Short-term investments				25,289
Long-term investments				9,737
Total available-for-sale securities				$48,664

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Money market funds	$8,222	$—	$—	$8,222
Commercial paper	3,993	—	(6)	3,987
Corporate bonds	13,333	—	(27)	13,306
Total available-for-sale securities	$25,548	$—	$(33)	$25,515
Reported in:
Cash and cash equivalents				$8,222
Short-term investments				14,942
Long-term investments				2,351
Total available-for-sale securities				$25,515

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,012	$38,927
Due between one to two years	9,837	9,737
	$48,849	$48,664

The Company had  40 investments in unrealized loss positions as of December 31, 2022. 38 of the investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $ 34.3 million with unrealized losses of $ 0.2 million as of December 31, 2022. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2022.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of December 31, 2022.

There were no sales of available-for-sale securities for the years ended December 31, 2022 and 2021.

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

Level 1. Valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment.

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

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of December 31, 2022
Financial assets - available-for-sale securities
Certificate of deposit	$4,007	$—	$4,007
Treasury bills	3,984	—	3,984
Money market funds	2,183	—	2,183
Commercial paper	$—	13,611	13,611
Government agency bonds	—	3,373	3,373
Corporate bonds	—	21,506	21,506
Total financial assets - available-for-sale securities	$10,174	$38,490	$48,664
As of December 31, 2021
Financial assets - available-for-sale securities
Money market funds	$8,222	$—	$8,222
Commercial paper	—	3,987	3,987
Corporate bonds	—	13,306	13,306
Total financial assets - available-for-sale securities	$8,222	$17,293	$25,515

The Company classfies certificate of deposit and treasuiry bills in Level 1 since valuations are based on direct or indirect observable input other than quaote market price. The Company also, classifies money market funds in Level 1 since the financial assets consist of securities for which quoted prices are available in an active market.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
China	$45,001	$44,549
Taiwan	9,503	10,611
South Korea	6,533	6,921
Japan	2,593	1,792
Other	1,453	834
Total revenue	$65,083	$64,707

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Automotive	$38,985	$32,071
Security surveillance	26,098	32,636
Total revenue	$65,083	$64,707

Long-lived assets per geographic region were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Taiwan	$389	$415
China	179	207
United States	52	79
Japan	8	5
South Korea	6	7
Total property and equipment - net	$634	$713

5. Commitments and Contingencies

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

The right-of-use assets and lease liabilities related to operating leases are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Right-of-use assets	$983	$1,009
Lease liabilities － Current	$700	$525
Lease liabilities － Non-Current	284	468
Total lease liabilities	$984	$993

Rent expense under operating leases was $0.8 million and $0.8 million, for the years ended December 31, 2022 and 2021, respectively. The rent expense recognized from short-term leases was $24,000 for each of the years ended December 31, 2022 and 2021.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities for each year as follows (dollars in thousands):

	December 31,
	2022	2021
Operating lease cost	$793	$756
Cash paid for operating leases	$788	$772
Right-of-use assets obtained in exchange for operating lease liabilities (1)
New leases commenced during the period	$715	$789
Weighted average remaining term for operating leases	1.41 years	1.91 years
Weighted average discount rate for operating leases	5.6%	3.9%

          (1)

During the year ended December 31, 2022, the Company entered into a new lease in Taiwan when its existing facility lease terminated, and extended the term of its leases in China, Japan and South Korea.  The lease extensions were treated as modifications but not as separate contracts, as no additional right-of-use was granted.  The China, Japan and South Korea lease modifications were accounted for as non-cash changes in existing lease liabilities and right-of-use assets.

During the year ended December 31, 2021, the Company modified two existing operating leases. None of the lease modifications were treated as separate contracts as no additional right-of-use was granted. Each was accounted for as non-cash change in existing lease liabilities and right-of-use asset.

As of December 31, 2022, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2023	$745
2024	290
Total	$1,035
Less effects of discounting	(51)
Lease liabilities recognized	$984

Purchase Commitments

As of December 31, 2022, the Company had purchase commitments with its third-party suppliers through fiscal year 2025. Future minimum payments under purchase commitments are $0.4 million, $0.4 million and $0.1 million for the years ended December 31,  2023, 2024 and 2025, respectively.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2022 and 2021. The shares of preferred stock issued and outstanding was nil as of December 31, 2022 and 2021.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2022 and 2021. As of December 31, 2022, the shares of common stock issued and outstanding were 18,198,737. As of December 31, 2021, the shares of common stock issued and outstanding were 17,928,748, excluding 334 legally issued shares subject to repurchase related to the early exercise of options to purchase common stock.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2022
Outstanding stock awards	903,796
Shares available for future issuance under the 2017 Stock Incentive Plan	6,674,252
Total common stock reserved for future issuances	7,578,048

Dividend

On December 22, 2021, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2022, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid in February 2022 to stockholders of record as of January 31, 2022. The second installment of the dividend was paid in July 2022 to stockholders of record as of June 30, 2022. The total amount of the two dividend payments was $9.0 million.

On December 16, 2022, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2022 in the amount of $4.5 million and is payable to stockholders of record as of the close of business on January 31, 2023. The payment date for the first installment on its shares of common stock (including common stock underlying JDS) was February 15, 2023. The second installment of the dividend is not accrued as of December 31, 2022 because it is anticipated to be paid in the third fiscal quarter of 2022 and the declaration of the second installment is subject to the board of director’s approval and in accordance with applicable law.

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2021	6,072,181
Authorized	717,163
Granted	(225,500)
Canceled	110,408
As of December 31, 2022	6,674,252

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

For the years ended December 31, 2022 and 2021, the Company did not issue common stock with terms allowing exercise prior to vesting.

For the years ended December 31, 2022 and 2021, the Company did not repurchase any shares of unvested common stock, respectively, related to early exercised options at the original purchase price. As of December 31, 2022 and 2021, nil and 334 shares, respectively, held by employees were subject to repurchase at an aggregate price of approximately nil and $1,000, respectively.

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2021	584,243	$2.51	5.0	$7,438
Granted	—	—
Exercised	(119,455)	1.76
Canceled	(167)	2.93
As of December 31, 2022	464,621	2.70	4.2	2,106
Options vested, expected to vest and exercisable as of December 31, 2022	464,621	2.70	4.2	2,106

The stock options outstanding and exercisable by exercise price at December 31, 2022 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.16	7,250	1.1	$0.16
0.37	16,750	2.4	0.37
0.97	20,000	3.1	0.97
2.51	53,780	3.7	2.51
2.89	40,000	4.2	2.89
2.93	246,584	4.4	2.93
3.18	80,257	4.6	3.18
	464,621	4.2	2.70

The aggregate intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $1.3 million and $1.2 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over five years and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2021	474,450	$9.28
Granted	225,500	8.14
Released	(150,534)	11.25
Canceled	(110,241)	8.17
As of December 31, 2022	439,175	8.41

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2022	2021
Cost of revenue	$147	$156
Research and development	581	580
Selling, general and administrative	1,085	1,109
Total	$1,813	$1,845

The remaining unrecognized stock-based compensation related to non-vested awards was $3.2 million as of December 31, 2022 and will be recognized over a weighted average remaining period of approximately 3.5 years. The Company’s stock-based compensation expense related to stock option issuance is based on the estimated fair value of the option award at grant date calculated using the Black-Scholes option-pricing model.  The Company has not issued stock options since its IPO in 2017; the following valuation assumptions relate to the stock options issued prior to its IPO and to restricted stock units issued subsequently.  Expense is recognized on a straight-line basis over the employee’s service period.

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

Subsequent to the Company’s IPO, the fair value of the Company’s common stock was the per share closing price for the Company’s JDS as reported on the Growth Market of the Tokyo Stock Exchange on the date of grant.

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

Employee Stock Awards

The weighted-average grant date fair value for employee restricted stock units for the years ended December 31, 2022 and 2021 were $8.14 and $12.43, respectively, utilizing the JDS price on the date of grant.

Non-Employee Stock Awards

The Company did not grant any stock awards to non-employees during the years ended December 31, 2022 and 2021. Non-employee stock awards are measured at fair value on the grant date and the relating stock-based compensation expense is recognized as awards vest.

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

10. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2022	2021
Numerator:
Basic and diluted:
Net income	$17,663	$17,287
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,108,369	17,830,808
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	428,947	735,074
Weighted-average shares outstanding used in computing diluted net income per share	18,537,316	18,565,882
Net income per share:
Basic	0.98	$0.97
Diluted	0.95	$0.93

The potentially dilutive securities outstanding related to stock options as of December 31, 2022 and 2021 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 146,000 and 27,000 shares, respectively.

11. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Domestic	$19,391	$19,585
Foreign	203	329
Income before income taxes	$19,594	$19,914

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2022	2021
Current:
Federal	$3,536	$2,543
Foreign	58	68
State	1	1
Total Current	3,595	2,612
Deferred - net	(1,664)	15
Provision for income taxes	$1,931	$2,627

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2022	2021
U.S. statutory federal taxes at statutory rate	21.00%	21.00%
State taxes - net of federal benefit	0.01	0.01
Research and development benefit	(0.91)	(0.92)
Stock-based compensation	0.33	0.01
Foreign derived intangible income (FDII)	(11.05)	(7.68)
Permanent items and other	0.11	0.54
Change in valuation allowance	0.37	0.23
Effective tax rate	9.86%	13.19%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$85	$85
Research and other credits	652	580
Accruals	508	355
Lease liability	115	168
Intangibles	174	204
Capitalization of R&D expenses	1,523	—
Stock-based Compensation	131	140
Other	70	32
Total deferred tax assets	3,258	1,564
Valuation allowance	(737)	(665)
Deferred tax liabilities:
Property and equipment, net	(128)	(144)
Right-of-use assets	(113)	(171)
Total deferred tax liabilities	(241)	(315)
Deferred tax assets - net	$2,280	$584

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

As of January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, research and development costs in the current period to be amortized over five or fifteen years, depending on where the research is conducted. The new capitalization requirement significantly increased our deferred tax assets and cash tax liabilities, but also decreased our effective tax rate by increasing the foreign derived intangible income deduction.

As of December 31, 2022, the Company had net operating loss carryforwards (“NOL”) of nil for federal income tax purposes and approximately $1.2 million for California state income tax purposes. These NOL carryforwards will begin to expire in 2032 if unused. As of December 31, 2022, the Company had U.S. federal and California state tax credit carryforwards of nil and $1.1 million, respectively. The California tax credit carryforward carries forward indefinitely.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an "ownership change", as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carryforwards could be limited.

The Company applies the provisions of the applicable accounting guidance regarding accounting for uncertainty in income taxes, which require application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. If the recognition threshold is met, the applicable accounting guidance permits the recognition of a tax benefit measured at the largest amount of such tax benefit that, in the Company’s judgment, is more than fifty percent likely to be realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions to be recognized in earnings in the period in which such determination is made. The Company will continue to review its tax positions and provide for, or reverse, unrecognized tax benefits as issues arise. As of December 31, 2022, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefits of $0.1 million against the Company’s effective tax rate.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2022	2021
Balance at the beginning of the year	$356	$337
Increases related to current year tax positions	58	57
Decreases related to current year tax positions	(23)	(38)
Balance at the end of the year	$391	$356

The Company recognizes interest and penalties related to unrecognized tax positions in provision for income taxes on the Consolidated Income Statements and Comprehensive Income. The Company had approximately $4,200 and $4,200 of accrued interest and penalties related to uncertain tax positions as of December 31, 2022 and 2021, respectively.

The 2019 through 2022 tax years remain subject to examination by U.S. federal tax authorities and the 2018 through 2022 tax years by state tax authorities. The Company is not currently under audit with either the IRS or any state or local jurisdiction, nor has it been notified of any other potential future state income tax audit. The Company's NOL and credit carryforwards from all years may be subject to adjustment for four years for California following the year in which utilized. Since the company has California NOLs carryforwards from 2012 which remain subject to adjustment for four years following the year in which utilized, tax years 2012-2022 may remain open for state audit. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations

The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The company has concluded that the impact of any of the provisions included in CHIPS and IRA acts will not have a material impact on the company's 2022 financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Election of Directors,” “Executive Officers of the Registrant,” “Board Committees – Audit Committee and Financial Expert,” and “Hedging Transactions” contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2022 (the “Proxy Statement”).

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Director Compensation,” “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” and “Potential Payments upon Termination or Change in Control” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions,” “Related Party Transaction Approval” and “Director Independence” in the Proxy Statement.

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

10.5#	Offer Letter, dated November 24, 2020, by and between the Company and Maureen Monahan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 12, 2021).

10.6

Lease between the Company and Silicon Valley Center Office LLC, dated September 22, 2014, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.7

First Amendment to Lease, dated October 31, 2016, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 11, 2021).

10.8

Second Amendment to Lease, dated October 7, 2019, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 13, 2020).

10.9

Third Amendment to Lease, dated August 9, 2021, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q filed on November 10, 2021).

10.10#	Offer Letter, dated August 26, 2022, by and between the Company and Arthur Nguyen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2022).
16.1	Letter from BDO USA, LLP dated September 8, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 13, 2022).
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 15, 2019).
23.1†	Consent of Independent Registered Public Accounting Firm.

24.1†	Power of Attorney (included in the signature page hereof).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TECHPOINT, INC.

Date: April 12, 2023	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fumihiro Kozato and Arthur Nguyen, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Fumihiro Kozato	President and Chief Executive Officer	April 12, 2023
	Fumihiro Kozato	(Principal Executive Officer)

	/s/ Arthur Nguyen	Chief Financial Officer, and Vice President of	April 12, 2023
	Arthur Nguyen	Administrations (Principal Financial and Accounting Officer)

	/s/ Dr. Feng Kuo	Director	April 12, 2023
Dr. Feng Kuo

	/s/ Robert Cochran	Director	April 12, 2023
Robert Cochran

	/s/ Fun-Kai Liu	Director	April 12, 2023
Fun-Kai Liu

	/s/ Dr. Noriko Endo	Director	April 12, 2023
Dr. Noriko Endo

	/s/ Dr. Yaichi Aoshima	Director	April 12, 2023
Dr. Yaichi Aoshima

*By	/s/ Fumihiro Kozato
Fumihiro Kozato Attorney-in-Fact