Form 10-Q
period 2023-03-31
Techpoint, Inc.
filed 2023-05-12
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Japanese Depositary Shares, each representing one Common Stock Share, $0.0001 Par Value Per Share	M-6697	Tokyo Stock Exchange (Growth Market)

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

As of May 4, 2023, the registrant had 18,287,595 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,555	$19,392
Short-term investments	31,752	25,289
Accounts receivable	151	105
Inventory	13,759	13,709
Prepaid expenses and other current assets	758	618
Total current assets	58,975	59,113
Property and equipment ̶ net	551	634
Deferred tax assets	2,630	2,280
Right-of-use assets	806	983
Long-term investments	9,250	9,737
Other assets	191	193
Total assets	$72,403	$72,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,583	$2,100
Accrued liabilities	2,316	1,564
Customer deposits	1,730	1,545
Lease liabilities	704	700
Dividend Payable	—	4,551
Total current liabilities	6,333	10,460
Other liabilities	234	404
Total liabilities	6,567	10,864
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share – 5,000,000 shares authorized as of March 31, 2023 and December 31, 2022; nil shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share – 75,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 18,251,126 and 18,198,737 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	26,402	26,046
Accumulated other comprehensive loss	(115)	(147)
Retained earnings	39,547	36,175
Total stockholders’ equity	65,836	62,076
Total liabilities and stockholders’ equity	$72,403	$72,940

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$14,142	$16,028
Cost of revenue	6,497	6,831
Gross profit	7,645	9,197
Operating expenses
Research and development	2,112	1,890
Selling, general and administrative	2,230	2,478
Total operating expenses	4,342	4,368
Income from operations	3,303	4,829
Other income (expense), net	479	(30)
Income before income taxes	3,782	4,799
Provision for income taxes	406	422
Net income	$3,376	$4,377
Net income per share:
Basic	$0.19	$0.24
Diluted	$0.18	$0.24
Weighted average shares outstanding used in computing net income per share
Basic	18,231,078	18,015,424
Diluted	18,597,290	18,574,857
Comprehensive income:
Net income	$3,376	$4,377
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax (expense) benefit of ($8) and $13 for the three months ended March 31, 2023 and 2022, respectively	32	(50)
Comprehensive income	$3,408	$4,327

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(50)	—	(50)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	79,517	—	142	—	—	142
Issuance of common stock upon vesting of restricted stock units	32,225	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,906)	—	(82)	—	—	(82)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,377	4,377
Balances as of March 31, 2022	18,034,584	$2	$24,826	$(76)	$31,967	$56,719

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2022	18,198,737	$2	$26,046	$(147)	$36,175	$62,076
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	32	—	32
Issuance of common stock upon exercise of stock options	24,600	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	32,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,636)	—	(35)	—	—	(35)
Stock-based compensation	—	—	362	—	—	362
Cash dividend adjustments					(4)	(4)
Net income	—	—	—	—	3,376	3,376
Balances as of March 31, 2023	18,251,126	$2	$26,402	$(115)	$39,547	$65,836

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$3,376	$4,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101	101
Stock-based compensation	362	515
(Accretion) amortization of premium on available-for-sale investments	(157)	56
Inventory valuation adjustment	43	182
Deferred income taxes	(357)	(422)
Noncash lease expense	177	190
Changes in operating assets and liabilities:
Accounts receivable	(46)	230
Inventory	(93)	(1,840)
Prepaid expenses and other current assets	(186)	317
Other assets	2	8
Accounts payable	(491)	(288)
Accrued liabilities	765	1,399
Customer deposits	185	64
Lease liabilities	4	(53)
Other liabilities	(170)	(99)
Net cash provided by operating activities	3,515	4,737
Cash Flows From Investing Activities
Purchase of property and equipment	(57)	(246)
Purchase of debt securities	(6,034)	(2,005)
Proceeds from maturities of debt securities	2,300	1,250
Purchase of marketable securities	(2,000)	—
Net cash used in investing activities	(5,791)	(1,001)
Cash Flows From Financing Activities
Payment of dividends	(4,555)	(4,504)
Net proceeds from exercise of stock options	29	141
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(35)	(82)
Net cash used in financing activities	(4,561)	(4,445)
Net (decrease) in cash and cash equivalents	(6,837)	(709)
Cash and cash equivalents at beginning of period	19,392	27,379
Cash and cash equivalents at end of period	$12,555	$26,670

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$36	$47
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$19	$108

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original equipment manufacturers (“OEM”), original design manufacturers (“ODM”), contract manufacturers and design houses. Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. No stock rotation, price protection or return rights are offered. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. Revenue is recognized when control of the product is transferred to the Company's customers, upon shipment, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the condensed consolidated financial statements include inventory valuation and the valuation allowance for recorded deferred tax assets. These estimates are based upon information available as of the date of the condensed consolidated financial statements. Actual results could differ materially from those estimates.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; trade restrictions by the United States against the Company's customers in China, or potential retaliatory trade actions taken by China; the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to trade laws, regulations and requirements; disruptions of the supply chain of components needed for its products; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2023	2022
Customer
Customer A	47%	51%
End-Customer
End-Customer A (1)	27%	35%

(1)	Sales to End-Customer A primarily occurred through Customer A.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for reporting companies that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023.

In September 2022, the FASB issued ASU No. 2022-4, Liabilities-Supplier Finance Programs (Subtopic 405-50), which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. Supplier finance programs, which also may be referred to as reverse factoring, payables finance, or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid.  Under such programs, suppliers can request early payment from the finance provider or intermediary for those confirmed invoices.  The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Work in process	$8,422	$8,621
Finished goods	5,337	5,088
Total inventory	$13,759	$13,709

Property and Equipment - Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment and software	$2,540	$2,521
Leasehold improvements	94	94
Furniture	36	36
Total property and equipment	2,670	2,651
Less: accumulated depreciation	(2,119)	(2,017)
Total property and equipment – net	$551	$634

The Company recorded $0.1 million of depreciation expense for each of the three months ended March 31, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Taxes payable	$856	$152
Payroll-related expenses	746	812
Engineering services	232	282
Accrued warranty	169	173
Accrued inventory	168	71
Professional fees	128	52
Other	17	22
Total accrued liabilities	$2,316	$1,564

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.7 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively. The Company generally expects to recognize revenue from customer deposits during the three-month period immediately following the balance sheet date. During the three months ended March 31, 2023, the Company recognized $1.5 million of revenue from the December 31, 2022 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificate of deposit	$6,065	$—	$—	$6,065
Money market funds	9,156	—	—	9,156
Commercial paper	8,208	—	(13)	8,195
Government agency bonds	4,983	1	(15)	4,969
Corporate bonds	21,892	3	(122)	21,773
Total available-for-sale securities	$50,304	$4	$(150)	$50,158
Reported in:
Cash and cash equivalents				$9,156
Short-term investments				31,752
Long-term investments				9,250
Total available-for-sale securities				$50,158

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificate of deposit	$4,007	$—	$—	$4,007
Treasury bills	3,983	1	—	3,984
Money market funds	2,183	—	—	2,183
Commercial paper	13,631		(20)	13,611
Government agency bonds	3,391	1	(19)	3,373
Corporate bonds	21,654	1	(149)	21,506
Total available-for-sale securities	$48,849	$3	$(188)	$48,664
Reported in:
Cash and cash equivalents				$13,638
Short-term investments				25,289
Long-term investments				9,737
Total available-for-sale securities				$48,664

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$40,994	$40,908	$39,012	$38,927
Due between one to two years	9,310	9,250	9,837	9,737
Total available-for-sale securities	$50,304	$50,158	$48,849	$48,664

The Company had 39 investments in unrealized loss positions as of March 31, 2023. 36 investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $30.6 million with unrealized losses of approximately $0.1 million as of March 31, 2023. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the three months ended March 31, 2023.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of March 31, 2023.

There were no sales of available-for-sale securities for the three months ended March 31, 2023 and 2022.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of March 31, 2023
Financial assets - available-for-sale securities
Certificate of deposit	$6,065	$—	$6,065
Money market funds	9,156	—	9,156
Commercial paper	—	8,195	8,195
Government agency bonds	—	4,969	4,969
Corporate bonds	—	21,773	21,773
Total financial assets – available-for-sale securities	$15,221	$34,937	$50,158
As of December 31, 2022
Financial assets - available-for-sale securities
Certificate of deposit	$4,007	$—	$4,007
Treasury bills	3,984	—	3,984
Money market funds	2,183	—	2,183
Commercial paper	—	13,611	13,611
Government agency bonds	—	3,373	3,373
Corporate bonds	—	21,506	21,506
Total financial assets – available-for-sale securities	$10,174	$38,490	$48,664

The Company classifies certificate of deposit and treasury bills in Level 1 since valuations are based on direct or indirect observable input other than quaote market price. The Company also classifies money market funds in Level 1 since the financial assets consist of securities for which quoted prices are available in an active market.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
China	$10,519	$11,257
Taiwan	1,771	2,244
South Korea	1,373	1,470
Japan	381	638
Other	98	419
Total revenue	$14,142	$16,028

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Automotive revenue	$8,797	$9,537
Security surveillance revenue	5,345	6,491
Total revenue	$14,142	$16,028

Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Taiwan	$339	$389
China	158	179
United States	44	52
Japan	6	8
South Korea	4	6
Total property and equipment - net	$551	$634

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

 The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Right-of-use assets	$806	$983

Lease liabilities － Current	$704	$700
Lease liabilities － Non-Current	106	284
Total lease liabilities	$810	$984

Rent expense under operating leases was $0.2 million for each of the three months ended March 31, 2023 and 2022. Rent expense recognized from short-term leases was $6,000 for each of the three months ended March 31, 2023 and 2022.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$190	$200
Cash paid for operating leases	$185	$160
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$—	$146
Weighted average remaining term for operating leases	1.17 years	1.79 years
Weighted average discount rate for operating leases	5.6%	3.2%

(1)

During the three months ended March 31, 2023, the Company did not enter into any new lease or lease modification. During the three months ended March 31, 2022, the Company entered into a new lease in Taiwan when its existing facility lease terminated, and there were no lease modifications in the three months ended March 31, 2022.

As of March 31, 2023, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2023 (remaining nine months)	$560
2024	290
Total	850
Less effects of discounting	(40)
Lease liabilities recognized	$810

Purchase Commitments

As of March 31, 2023, the Company had purchase commitments with its third-party suppliers through fiscal year 2025. Future minimum payments under purchase commitments total $0.5 million for the remaining nine months ending December 31, 2023, $0.3 million for the year ending December 31, 2024 and $0.1 million for the year ending December 31, 2025.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2023 and December 31, 2022. There were no shares of preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the shares of common stock issued and outstanding were 18,251,126. As of December 31, 2022, the shares of common stock issued and outstanding were 18,198,737.

The Company has reserved the following number of shares of common stock for future issuances:

March 31, 2023
Outstanding stock awards	867,271
Shares available for future issuance under the 2017 Stock Incentive Plan	7,386,337
Total common stock reserved for future issuances	8,253,608

Dividends

On December 16, 2022, the Company announced a special cash dividend of an aggregate of $0.50 per share for fiscal year 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2023 in the aggregate amount of $4.6 million to stockholders of record as of the close of business on January 31, 2023. The second installment of the dividend is not accrued as of March 31, 2023 because it is anticipated to be paid in the third fiscal quarter of 2023 and the declaration of the second installment is subject to the approval of the Company’s board of directors and applicable law.

7. Equity Incentive Plans

Stock Incentive Plans

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

The number of shares available for issuance under the 2017 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The automatic increase in the number of shares available for issuance under the 2017 plan for the fiscal year 2023 was 727,949 shares. The 2017 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2022	6,674,252
Increase in authorized	727,949
Granted	(20,500)
Canceled	4,636
As of March 31, 2023	7,386,337

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2022	464,621	$2.70	4.2	$2,106
Granted	—	—	—	—
Exercised	(24,600)	1.21	—	—
Canceled	—	—	—	—
As of March 31, 2023	440,021	2.78	4.0	1,817
Options vested and exercisable as of March 31, 2023	440,021	2.78	4.0	1,817

The stock options outstanding and exercisable by exercise price at March 31, 2023 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.16	3,250	0.8	$0.16
0.37	11,750	2.3	0.37
0.97	11,000	2.7	0.97
2.51	51,780	3.4	2.51
2.89	40,000	3.9	2.89
2.93	241,984	4.2	2.93
3.18	80,257	4.3	3.18
	440,021	4.0	2.86

The aggregate intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $0.1 million and $1.0 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2022	439,175	$8.41
Granted	20,500	7.04
Released	(27,789)	7.57
Canceled	(4,636)	7.66
As of March 31, 2023	427,250	8.36

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$36	$38
Research and development	119	140
Selling, general and administrative	207	337
Total	$362	$515

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Basic:
Net income	$3,376	$4,377
Diluted:
Net income	$3,376	$4,377
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,231,078	18,015,424
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	366,212	559,433
Weighted-average shares used in computing diluted net income per share	18,597,290	18,574,857
Net income per share:
Basic	$0.19	$0.24
Diluted	$0.18	$0.24

The potentially dilutive shares of common stock outstanding that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive, was 245,000 and 13,000 shares for the three months ended March 31, 2023 and 2022, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended March 31
	2023	2022
Domestic	$3,722	$4,769
Foreign	60	30
Income before income taxes	$3,782	$4,799

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended March 31
	2023	2022
United States	$400	$418
Foreign	6	4
Provision for income taxes	$406	$422

As of March 31, 2023, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions. As of March 31, 2023, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•	our future financial performance, including our revenue, sales, cost of sales and operating expenses;
•	our market opportunity and our ability to effectively manage or sustain our growth;
•	our ability to attract and retain end-customers in our current or future target markets;
•	our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•	laws and regulations applicable to our business, including the expected impact of restrictions to be imposed by trade regulations;
•	the impact of global shortages in manufacturing capacities;
•	our ability to form and expand partnerships with technology partners and consulting partners;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to successfully defend litigation brought against us;
•	new product releases and timing;
•	anticipated trends, key factors and challenges in our business and the competition that we face;
•	the effect of health epidemics, including the COVID-19 pandemic, on our business and the success of any measures we have taken or may take in the future in response thereto;
•	our liquidity and working capital requirements; and
•	our expectations regarding future expenses and investments.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is as of the date on which it is filed with the SEC. We do not intend to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q, except as required by law.

General Background

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 346 million integrated circuits. Our revenue was $14.1 million and $16.0 million for the three months ended March 31, 2023 and 2022, respectively. The automotive market accounted for 62% and 60% of our revenue for the three months ended March 31, 2023 and 2022, respectively. The security surveillance market accounted for 38% and 40% of our revenue for the three months ended March 31, 2023 and 2022, respectively. We recognized $8.8 million and $9.5 million of revenue on sales into the automotive market for the three months ended March 31, 2023 and 2022, respectively. In addition, we recognized $5.3 million and $6.5 million of revenue on sales into the security surveillance market for the three months ended March 31, 2023 and 2022, respectively. We recorded net income of $3.4 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly OEM/ODM. For the three months ended March 31, 2023 and 2022, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended March 31, 2023 and 2022, our research and development expense was $2.1 million and $1.9 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2023, we had 83 employees, 26 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 27% and 35% of our revenue for the three months ended March 31, 2023 and 2022, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

As our products are primarily sold in Asia, we are particularly impacted by shutdowns and government actions in the countries in that region. The COVID-19 pandemic continues to have an impact on our business and that of our customers and suppliers. This has resulted in government authorities implementing numerous measures to try to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, business shutdowns and vaccination efforts. All of our offices in the U.S., Japan, China, South Korea and Taiwan have been impacted by COVID-19 and have been subject to various measures implemented by local governments to reduce its spread. These measures may adversely impact our employees and operations and the operations of our end-customers (including our significant end-customers), distributors and suppliers, and may negatively impact our sales and marketing activities. Actions taken by government authorities to limit COVID-19 may be re-implemented for a significant period of time, which could adversely affect our sales and marketing activities, product delivery schedule, and our business, financial condition and results of operations. Despite these limitations, we have been able to secure products from our suppliers, fulfill our customers’ purchase orders and increase revenues.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the three months ended March 31, 2023 and 2022, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 27% and 35% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Components of Condensed Consolidated Statements of Income

Revenue

We derive substantially all of our revenue through the sale of our products to distributors who, in turn, sell to our end-customers, which consists of OEM, ODM, contract manufacturers and design houses. Revenue is recognized in accordance with Accounting Standards Codification Topic 606 after we (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) satisfy the performance obligation when control is transferred to the customer.

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

Research and Development Expenses

Research and development expenses consist primarily of compensation and associated costs of employees engaged in research and development, contractor costs, tape-out costs, development testing and evaluation costs, and depreciation expenses. Before releasing new products, we incur charges for mask sets, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs may cause our research and development costs to increase in absolute dollars in the future as we increase our investment in new product development and headcount to support our development efforts.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue	$14,142	$16,028
Cost of revenue (1)	6,497	6,831
Gross profit	7,645	9,197
Operating expenses: (1)
Research and development	2,112	1,890
Selling, general and administrative	2,230	2,478
Total operating expenses	4,342	4,368
Income from operations	3,303	4,829
Other income (expense), net	479	(30)
Income before income taxes	3,782	4,799
Provision for income taxes	406	422
Net income	$3,376	$4,377

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$36	$38
Research and development	119	140
Selling, general and administrative	207	337
Total	$362	$515

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended
	March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	46	43
Gross profit	54	57
Operating expenses:
Research and development	15	12
Selling, general and administrative	16	15
Total operating expenses	31	27
Income from operations	23	30
Other income (expense), net	3	—
Income before income taxes	26	30
Provision for income taxes	3	3
Net income	23%	27%

Comparison of the Three Months ended March 31, 2023 compared to March 31, 2022

Revenue

The components of revenue are as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Automotive revenue	$8,797	$9,537	$(740)	(8)%
Security surveillance revenue	5,345	6,491	$(1,146)	(18)%
Total revenue	$14,142	$16,028	$(1,886)	(12)%

Revenue decreased by $1.9 million, or 12%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily attributable to a $1.1 million decrease in security surveillance revenue as a result of a decrease in the volume of shipments and a decrease in average selling price attributable to product mix, and a $0.7 million decrease in automotive market revenue as a result of an increase in volume of shipments, offset by a decrease in average selling prices attributable to product mix.

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

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
China	74%	70%
Taiwan	13	14
South Korea	10	9
Japan	2	4
Other	1	3
Total	100%	100%

Cost of revenue and gross margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$6,497	$6,831	$(334)	(5)%
Gross margin	54%	57%

Cost of revenue decreased by $0.3 million, or 5%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Gross margin decreased to 54% for the three months ended March 31, 2023, from 57% for the three months ended March 31, 2022, due to change in product mix and market mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, market mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end user product demand.

Research and development expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$2,112	$1,890	$222	12%

Research and development expenses increased by $0.2 million, or 12%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $0.6 million increase in tape-out expenses associated with the development of new products, partially offset by a $0.1 million decrease in licensing and other software subscriptions, a $0.3 million decrease in personal and stock based compensation expenses.

Selling, general and administrative expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$2,230	$2,478	$(248)	(10)%

Selling, general and administrative expenses decreased by $0.2 million, or 10%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $0.3 million decrease in personnel compensation expense, and $0.1 million decrease in stock based compensation, partially offset by a $0.2 million increase in professional service fees.

Other income (expense), net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income (expense), net	$479	$(30)	$509	1697%

Other income (expense), net increase by $0.5 million, or 1697%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase in interest income, offset by losses related to foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$406	$422	$(16)	(4)%

The income tax provision decreased by $16,000, or 4%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in taxable income.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses.

Our cash, cash equivalents, and short-term investments as of March 31, 2023 were $44.3 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, or issue convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$3,515	$4,737
Net cash used in investing activities	(5,791)	(1,001)
Net cash used in financing activities	(4,561)	(4,445)
Net decrease in cash and cash equivalents	$(6,837)	$(709)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2023, net cash provided by operating activities was $3.5 million, due to net income of $3.4 million, non-cash charges of $0.2 million, and net cash outflows from changes in operating assets and liabilities of $30,000.

Non-cash charges primarily consisted of operating lease amortization right-of-use assets of $0.2 million, stock-based compensation of $0.4 million, offset by increase in deferred tax assets of $0.4 million.

Net cash outflows from changes in operating assets and liabilities totaled $30,000 consisting primarily of $0.7 million decrease in accounts payables and other liabilities, a $0.2 million increase in prepaid expenses and other current assets, a $0.1 million increase in inventory as units manufactured during the period and on hand were in excess of product sales, offset by inflows from a $0.8 million increase in accrued liabilities due to the timing of payments to vendors, and a $0.2 million increase in customer deposits.

During the three months ended March 31, 2022, net cash provided by operating activities was $4.7 million, primarily due to net income of $4.4 million and non-cash charges of $0.6 million. Non-cash charges primarily consisted of stock-based compensation of $0.5 million, offset by increases in deferred tax assets of $0.4 million. Net cash outflows from changes in operating assets and liabilities totaled $0.3 million, consisting primarily of $1.8 million increase in inventory as units manufactured during the period and on hand were in excess of product sales, offset by an increase in accounts payable and accrued expenses totaling $1.1 million due to the timing of payments to vendors. Accounts receivable decreased by $0.2 million due to the timing of customer payments and prepaid expenses and other current assets decreased by $0.3 million due to the timing of payments to vendors.

Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $5.8 million, primarily attributable to investments in debt securities and market securities, net of proceeds from maturities of debt securities.

During the three months ended March 31, 2022, cash used in investing activities was $1.0 million, primarily attributable to investments in debt securities, net of proceeds from maturities of debt securities.

Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was approximately $4.6 million, primarily due to the outflow of $4.6 million in dividend payments.

During the three months ended March 31, 2022, cash used in financing activities was approximately $4.4 million, primarily due to the outflow of $4.5 million in dividend payments, offset by $0.1 million in net proceeds from the exercise of stock options.

Contractual Obligations

Our outstanding contractual obligations as of March 31, 2023 are summarized in the following table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years
		(in thousands)
Purchase commitments	$910	$586	$324
Operating leases	850	741	109
Total	$1,760	$1,327	$433

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2023 and 2022. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2023 and 2022 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates for the three months ended March 31, 2023 and 2022 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our internal controls procedures, but those changes have not been significant and have not materially affected and are not reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

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

Techpoint, Inc.

Date: May 12, 2023	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Arthur Nguyen
Arthur Nguyen
Chief Financial Officer and Vice President of Administrations (Principal Financial Officer)