Form 10-Q
period 2023-06-30
Techpoint, Inc.
filed 2023-08-10
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(408) 324-0588

(Registrant’s telephone number,

including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Japanese Depositary Shares, each representing one share of Common Stock, $0.0001 Par Value Per Share	M-6697	Tokyo Stock Exchange (Growth Market)

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

As of August 3, 2023, the registrant had 18,357,861 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,314	$19,392
Short-term investments	25,597	25,289
Accounts receivable	188	105
Inventory, net	13,146	13,709
Prepaid expenses and other current assets	692	618
Total current assets	64,937	59,113
Property and equipment, net	518	634
Deferred tax assets	2,877	2,280
Right-of-use assets	654	983
Long-term investments	6,795	9,737
Other assets	183	193
Total assets	$75,964	$72,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,300	$2,100
Accrued liabilities	2,064	1,564
Customer deposits	1,646	1,545
Lease liabilities	594	700
Dividend payable	4,583	4,551
Total current liabilities	10,187	10,460
Other liabilities	168	404
Total liabilities	10,355	10,864
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2023 and December 31, 2022; nil shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 18,330,591 and 18,198,737 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	26,739	26,046
Accumulated other comprehensive loss	(146)	(147)
Retained earnings	39,014	36,175
Total stockholders’ equity	65,609	62,076
Total liabilities and stockholders’ equity	$75,964	$72,940

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$15,298	$17,052	$29,440	$33,080
Cost of revenue	7,071	7,679	13,568	14,510
Gross profit	8,227	9,373	15,872	18,570
Operating expenses
Research and development	1,431	2,328	3,543	4,218
Selling, general and administrative	2,663	2,347	4,893	4,825
Total operating expenses	4,094	4,675	8,436	9,043
Income from operations	4,133	4,698	7,436	9,527
Other income (expense), net	475	(52)	954	(82)
Income before income taxes	4,608	4,646	8,390	9,445
Provision for income taxes	558	544	964	966
Net income	$4,050	$4,102	$7,426	$8,479
Net income per share:
Basic	$0.22	$0.23	$0.41	$0.47
Diluted	$0.22	$0.22	$0.40	$0.46
Weighted average shares outstanding used in computing net income per share
Basic	18,294,629	18,073,922	18,263,029	18,044,835
Diluted	18,605,638	18,484,304	18,590,921	18,533,749
Comprehensive income:
Net income	$4,050	$4,102	$7,426	$8,479
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of $8, $8, $0 and $21 for the three and six months ended June 30, 2023 and 2022, respectively	(31)	(28)	1	(78)
Comprehensive income	$4,019	$4,074	$7,427	$8,401

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

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive loss	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2022	18,198,737	$2	$26,046	$(147)	$36,175	$62,076
Other comprehensive income – gain on available-for-sale debt securities	—	—	—	32	—	32
Issuance of common stock upon exercise of stock options	24,600	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	32,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,636)	—	(35)	—	—	(35)
Stock-based compensation	—	—	362	—	—	362
Cash dividend adjustments	—	—	—	—	(4)	(4)
Net income	—	—	—	—	3,376	3,376
Balances as of March 31, 2023	18,251,126	$2	$26,402	$(115)	$39,547	$65,836
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(31)	—	(31)
Issuance of common stock upon exercise of stock options	3,250	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	82,325	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,110)	—	(41)	—	—	(41)
Stock-based compensation	—	—	368	—	—	368
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,583)	(4,583)
Net income	—	—	—	—	4,050	4,050
Balances as of June 30, 2023	18,330,591	$2	$26,739	$(146)	$39,014	$65,609

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$7,426	$8,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	207
Stock-based compensation	730	990
(Accretion) Amortization of premium on available-for-sale investments	(318)	99
Inventory valuation adjustment	218	359
Deferred income taxes	(597)	(838)
Noncash lease expense	303	377
Changes in operating assets and liabilities:
Accounts receivable	(83)	286
Inventory	345	(597)
Prepaid expenses and other current assets	(186)	246
Other assets	10	17
Accounts payable	(788)	(1)
Accrued liabilities	514	1,249
Customer deposits	101	(96)
Lease liabilities	(80)	(140)
Other liabilities	(236)	(193)
Net cash provided by operating activities	7,560	10,444
Cash Flows From Investing Activities
Purchase of property and equipment	(111)	(361)
Purchases of debt securities	(6,035)	(6,468)
Proceeds from maturities of debt securities	11,100	6,250
Purchase of marketable securities	(2,000)	—
Net cash provided by (used in) investing activities	2,954	(579)
Cash Flows From Financing Activities
Payment of dividends	(4,555)	(4,504)
Net proceeds from exercise of stock options	39	165
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(76)	(133)
Net cash used in financing activities	(4,592)	(4,472)
Net increase in cash and cash equivalents	5,922	5,393
Cash and cash equivalents at beginning of period	19,392	27,379
Cash and cash equivalents at end of period	$25,314	$32,772

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,589	$1,817
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$32	$38
Cash dividend declared but not yet paid	$4,583	$4,527

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original equipment manufacturers (“OEM”), original design manufacturers (“ODM”), contract manufacturers, and design houses. Product revenue consists of sales of mixed-signal integrated circuits into the security surveillance and automotive markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. No stock rotation, price protection or return rights are offered. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. Revenue is recognized when control of the product is transferred to the Company's customers, upon shipment, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Customer
Customer A	44%	50%	45%	50%
End-Customer
End-Customer A (1)	26%	36%	26%	35%

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for reporting companies that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023.

2. Balance Sheet Components

Inventory, net

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$6,641	$5,088
Work in process	6,505	8,621
Total inventory, net	$13,146	$13,709

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment and software	$2,607	$2,521
Leasehold improvements	94	94
Furniture	36	36
Total property and equipment	2,737	2,651
Less: accumulated depreciation	(2,219)	(2,017)
Total property and equipment, net	$518	$634

The Company recorded $0.1 million of depreciation expense for each of the three months ended June 30, 2023 and 2022, and $0.2 million for each of the six months ended June 30, 2023 and 2022.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll-related expenses	$1,415	$812
Engineering services	173	282
Professional fees	150	52
Accrued warranty	148	173
Taxes payable	89	152
Accrued inventory	76	71
Other	13	22
Total accrued liabilities	$2,064	$1,564

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.6 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. The Company recognized $1.7 million of revenue from the March 31, 2023 customer deposit balance during the three months ended June 30, 2023, and $1.5 million of revenue from the December 31, 2022 customer deposits balance during the three months ended March 31, 2023.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$6,133	$—	$—	$6,133
Money market funds	18,311	—	—	18,311
Commercial papers	3,483	—	(2)	3,481
Government agency bonds	5,010	—	(25)	4,985
Corporate bonds	17,951	—	(158)	17,793
Total available-for-sale securities	$50,888	$—	$(185)	$50,703
Reported in:
Cash and cash equivalents				$18,311
Short-term investments				25,597
Long-term investments				6,795
Total available-for-sale securities				$50,703

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$4,007	$—	$—	$4,007
Treasury bills	3,983	1	—	3,984
Money market funds	2,183	—	—	2,183
Commercial papers	13,631	—	(20)	13,611
Government agency bonds	3,391	1	(19)	3,373
Corporate bonds	21,654	1	(149)	21,506
Total available-for-sale securities	$48,849	$3	$(188)	$48,664
Reported in:
Cash and cash equivalents				$13,638
Short-term investments				25,289
Long-term investments				9,737
Total available-for-sale securities				$48,664

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,011	43,908	$39,012	$38,927
Due between one to two years	6,877	6,795	9,837	9,737
	$50,888	$50,703	$48,849	$48,664

The Company had 39 investments in unrealized loss positions as of June 30, 2023. 37 investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $26.3 million with unrealized losses of approximately $0.2 million as of June 30, 2023. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the six months ended June 30, 2023.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of June 30, 2023.

There were no sales of available-for-sale securities for the six months ended June 30, 2023 and 2022.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of June 30, 2023
Financial assets - available-for-sale securities
Certificates of deposit	$6,133	$—	$6,133
Money market funds	18,311	—	18,311
Commercial papers	—	3,481	3,481
Governmental agency bonds	—	4,985	4,985
Corporate bonds	—	17,793	17,793
Total financial assets - available-for-sale securities	$24,444	$26,259	$50,703

As of December 31, 2022
Financial assets - available-for-sale securities
Certificates of deposit	$4,007	$—	$4,007
Treasury bills	3,984	—	3,984
Money market funds	2,183	—	2,183
Commercial papers	—	13,611	13,611
Governmental agency bonds	—	3,373	3,373
Corporate bonds	—	21,506	21,506
Total financial assets - available-for-sale securities	$10,174	$38,490	$48,664

The Company classifies certificates of deposit and treasury bills in Level 1 since valuations are based on direct or indirect observable input other than quoted market price. The Company also classifies money market funds in Level 1 since the financial assets consist of securities for which quoted prices are available in an active market.

The Company classifies governmental agency bonds, corporate bonds and commercial papers in Level 2 since the financial assets use observable inputs including quoted prices in active markets for similar assets or liabilities. The Company uses a pricing service to assist in determining the fair values of all of its cash equivalents, short-term investments and long-term investments. The pricing service uses inputs from multiple industry standard data providers or other third party sources and applies various acceptable methodologies.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
China	$11,233	$12,054	$21,752	$23,311
Taiwan	2,291	2,147	4,062	4,392
South Korea	1,390	1,525	2,763	2,995
Japan	326	1,276	707	1,914
Other	58	50	156	468
Total revenue	$15,298	$17,052	$29,440	$33,080

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Automotive	$9,930	$9,528	$18,727	$19,065
Security surveillance	5,368	7,524	10,713	14,015
Total revenue	$15,298	$17,052	$29,440	$33,080

Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Taiwan	$339	$389
China	136	179
United States	35	52
Japan	5	8
South Korea	3	6
Total property and equipment - net	$518	$634

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

The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

		December 31,
	June 30, 2023	2022
Right-of-use assets	$654	$983

Lease liabilities － Current	$594	$700
Lease liabilities － Non-Current	34	284
Total lease liabilities	$628	$984

Rent expense under operating leases was $0.2 million for each of the three months ended June 30, 2023 and 2022. Rent expense under operating leases was $0.4 million for each of the six months ended June 30, 2023 and 2022.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended June 30, 2023 and 2022, respectively. The rent expense recognized from short-term leases was $12,000 for each of the six months ended June 30, 2023 and 2022.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Operating lease cost	$380	$397
Cash paid for operating leases	$385	$366
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$26	$146
Weighted average remaining term for operating leases	0.92 years	1.64 years
Weighted average discount rate for operating leases	5.8%	3.8%

(1)
During the six months ended June 30, 2023, the Company extended the term of its lease in South Korea; the South Korea lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted. The South Korea lease modification was accounted for as a non-cash change in existing lease liabilities and the right-of-use assets.

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

As of June 30, 2023, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2023 (remaining six months)	$387
2024	290
Total	677
Less effects of discounting	(49)
Total lease liabilities	$628

Purchase Commitments

As of June 30, 2023, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments total $0.4 million for the remaining six months ending December 31, 2023, $0.7 million for the year ending December 31, 2024, $0.7 million for the year ending December 31, 2025, and $0.3 million for the year ending December 31, 2026.

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2023 and December 31, 2022. There were no shares of preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the shares of common stock issued and outstanding totaled 18,330,591. As of December 31, 2022, the shares of common stock issued and outstanding were 18,198,737.

The Company has reserved the following number of shares of common stock for future issuances:

June 30, 2023
Outstanding stock awards	818,546
Shares available for future issuance under the 2017 Stock Incentive Plan	7,355,597
Total common stock reserved for future issuances	8,174,143

Dividend

On December 16, 2022, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2023 in the aggregate amount of $4.6 million to stockholders of record as of the close of business on January 31, 2023. On June 2, 2023, the Company announced that the second installment payment of its cash dividend of $0.25 on shares of its common stock (including common stock underlying its Japanese Depositary Shares ("JDS")), which was paid to stockholders of record as of June 30, 2023 on July 18, 2023.

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2022	6,674,252
Authorized	727,949
Granted	(66,500)
Canceled	19,896
As of June 30, 2023	7,355,597

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2022	464,621	$2.70	4.2	$2,106
Granted	—	—
Exercised	(27,850)	1.41
Canceled	—	—
As of June 30, 2023	436,771	2.78	3.7	1,865
Options vested and exercisable as of June 30, 2023	436,771	2.78	3.7	1,865

The stock options outstanding and exercisable by exercise price at June 30, 2023 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.16	3,250	0.6	$0.16
0.37	11,750	2.1	0.37
0.97	11,000	2.5	0.97
2.51	51,780	3.2	2.51
2.89	40,000	3.7	2.89
2.93	238,734	3.9	2.93
3.18	80,257	4.1	3.18
	436,771	3.7	2.78

The aggregate intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $0.1 million and $1.1 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2022	439,175	$8.41
Granted	66,500	7.03
Released, net	(104,004)	7.12
Canceled	(19,896)	8.32
As of June 30, 2023	381,775	8.19

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$40	$37	$76	$75
Research and development	115	144	234	284
Selling, general and administrative	213	294	420	631
Total	$368	$475	$730	$990

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Basic and Diluted:
Net income	$4,050	$4,102	$7,426	$8,479
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,294,629	18,073,922	18,263,029	18,044,835
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	311,009	410,382	327,892	488,914
Weighted-average shares used in computing diluted net income per share	18,605,638	18,484,304	18,590,921	18,533,749
Net income per share:
Basic	$0.22	$0.23	$0.41	$0.47
Diluted	$0.22	$0.22	$0.40	$0.46

The potentially dilutive shares of common stock outstanding for the three months ended June 30, 2023 and 2022 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 299,000 and 61,000 shares, respectively. The potentially dilutive shares of common stock outstanding for the six months ended June 30, 2023 and 2022 that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive was 269,000 and 29,000 shares, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Domestic	$4,599	$4,676	$8,321	$9,445
Foreign	9	(30)	69	—
Income before income taxes	$4,608	$4,646	$8,390	$9,445

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	556	543	956	961
Foreign	2	1	8	5
Provision for income taxes	$558	$544	$964	$966

As of June 30, 2023, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2023, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

The CHIPS and Science Act of 2022 ("CHIPS") and the Inflation Reduction Act ("IRA") of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company has concluded that the impact of any of the provisions included in CHIPS and IRA acts did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2023.

11. Subsequent Events

In July 2023, the Company acquired certain assets of Broadvis Corporation, a privately held company with operations in Chengdu, Sichuan, China, including intellectual property for the enhancement of semiconductor functions for automotive applications for $2.0 million.

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
•
our ability to attract new and retain existing customers in our current or future target markets;
•
our ability to continue to develop new technologies and secure design wins;
•
the expected benefits from and our ability to integrate our acquisitions;
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
•
our product development and sales cycle;
•
our competition;
•
the impact of macroeconomic conditions, including inflation, recession and trade relations between the U.S. and China, on our business;
•
the effect of health epidemics on our business and the success of any measures we have taken or may take in the future in response thereto;
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

General Background

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the automotive and security surveillance markets. We began shipping our products in 2013 and to date, we have sold over 381 million integrated circuits. Our revenue was $29.4 million and $33.1 million for the six months ended June 30, 2023 and 2022, respectively. The automotive market accounted for 64% and 58% of our revenue for the six months ended June 30, 2023 and 2022, respectively. The security surveillance market accounted for 36% and 42% of our revenue for the six months ended June 30, 2023 and 2022, respectively. We recognized $18.7 million and $19.1 million of revenue on sales into the automotive market for the six months ended June 30, 2023 and 2022, respectively. In addition, we recognized $10.7 million and $14.0 million of revenue on sales into the security surveillance market for the six months ended June 30, 2023 and 2022, respectively. We recorded net income of $7.4 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively. We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to OEM/ODM. For the six months ended June 30, 2023 and 2022, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the six months ended June 30, 2023 and 2022, our research and development expense was $3.5 million and $4.2 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of June 30, 2023, we had 83 employees, 25 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 26% and 35% of our revenue for the six months ended June 30, 2023 and 2022, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

As our products are primarily sold in Asia, we are particularly impacted by government actions in the countries in that region.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$15,298	$17,052	$29,440	$33,080
Cost of revenue (1)	7,071	7,679	13,568	14,510
Gross profit	8,227	9,373	15,872	18,570
Operating expenses: (1)
Research and development	1,431	2,328	3,543	4,218
Selling, general and administrative	2,663	2,347	4,893	4,825
Total operating expenses	4,094	4,675	8,436	9,043
Income from operations	4,133	4,698	7,436	9,527
Other income (expense), net	475	(52)	954	(82)
Income before income taxes	4,608	4,646	8,390	9,445
Provision for income taxes	558	544	964	966
Net income	$4,050	$4,102	$7,426	$8,479

(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$40	$37	$76	$75
Research and development	115	144	234	284
Selling, general and administrative	213	294	420	631
Total	$368	$475	$730	$990

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	46	45	46	44
Gross profit	54	55	54	56
Operating expenses:
Research and development	9	14	12	13
Selling, general and administrative	17	14	17	15
Total operating expenses	26	28	29	28
Income from operations	28	27	25	28
Other income (expense), net	3	—	3	—
Income before income taxes	31	27	28	28
Provision for income taxes	4	3	3	2
Net income	27%	24%	25%	26%

Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Automotive	$9,930	$9,528	$402	4%	$18,727	$19,065	$(338)	(2)%
Security surveillance	5,368	7,524	(2,156)	(29)%	$10,713	14,015	(3,302)	(24)%
Revenue	$15,298	$17,052	$(1,754)	(10)%	$29,440	$33,080	$(3,640)	(11)%

Revenue decreased by $1.8 million, or 10%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was primarily attributable to a $2.2 million decrease in security surveillance market revenue as a result of a decrease in volume of shipments and a decrease in average selling prices attributable to product mix. Automotive market revenue increased by $0.4 million due to an increase in volume shipments, offset by a decrease in average selling prices attributable to product mix.

Revenue decreased by $3.6 million, or 11%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was primarily attributable to a $3.3 million decrease in security surveillance revenue as a result of a decrease in volume of shipments and a decrease in average selling prices attributable to product mix. Automotive market revenue decreased by $0.3 million due to a decrease in average selling price attributable to product mix, offset by an increase in the volume of shipments.

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

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
China	73%	71%	74%	71%
Taiwan	15	13	14	13
South Korea	9	9	9	9
Japan	2	7	2	6
Other	1	—	1	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue	$7,071	$7,679	$(608)	(8)%	$13,568	$14,510	$(942)	(6)%
Gross margin	54%	55%			54%	56%

Cost of revenue decreased by $0.6 million, or 8% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and gross margin decreased to 54% from 55% for the three months ended June 30, 2023 and 2022. Cost of revenue decreased by $0.9 million, or 6%, and gross margin decreased to 54% from 56% for the six months ended June 30, 2023 and 2022, respectively. Gross margin for the three months and six months ended June 30, 2023 was impacted by changes in product mix and market mix, and a decrease in average unit selling prices. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, market mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$1,431	$2,328	$(897)	(39)%	$3,543	$4,218	$(675)	(16)%

Research and development expenses decreased by $0.9 million, or 39%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to a $1.0 million decrease in tape-out expenses associated with the development of new products, offset by a $0.1 million increase in personnel-related and software expenses.

Research and development expenses decreased by $0.7 million, or 16%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to a $0.4 million decrease in tape-out expenses associated with the development of new products, $0.2 million decrease in personnel-related expenses, and $0.1 million decrease in software expenses.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Selling, general and administrative	$2,663	$2,347	$316	13%	$4,893	$4,825	$68	1%

Selling, general and administrative expenses increased by $0.3 million, or 13%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to a $0.2 million increase in professional service cost, and a $0.1 million increase in personnel-related expenses.

Selling, general and administrative expenses increased by $0.1 million, or 1%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a $0.4 million increase in professional service cost, offset by a $0.2 million decrease in personnel-related expenses, and a $0.2 million decrease in stock-based compensation cost.

Other income (expense), net (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Other income (expense), net	$475	$(52)	$527	1,013%	$954	$(82)	$1,036	1,263%

Other income (expense), net increased by $0.5 million or 1,013% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in interest income, offset by losses related to foreign currency exchange transactions and foreign currency fluctuations.

Other income (expense), net increased $1.0 million or 1,263% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in interest income, offset by losses related to foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Provision for income taxes	$558	$544	$14	3%	$964	$966	$(2)	(0)%

The changes in the provision for income taxes were flat for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. In 2021, our Board of Directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the six months ended June 30, 2023, cash used in financing activities consists primarily of $4.6 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this recently adopted dividend policy. On

June 2, 2023, we announced the second installment payment of our cash dividend to stockholders of record as of June 30, 2023, which was paid on July 18, 2023.

Our cash, cash equivalents, and short-term investments as of June 30, 2023 were $50.9 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies or potentially acquire and integrate other companies or assets. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, or issue convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$7,560	$10,444
Net cash provided by (used in) investing activities	2,954	(579)
Net cash used in financing activities	(4,592)	(4,472)
Net increase in cash and cash equivalents	$5,922	$5,393

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2023, net cash provided by operating activities was $7.6 million, primarily due to net income of $7.4 million, non-cash charges of $0.5 million and net cash outflows from changes in operating assets and liabilities of $0.4 million.

Non-cash charges primarily consisted of stock-based compensation of $0.7 million, amortization of operating lease right-of-use assets of $0.3 million, an increase in the inventory valuation adjustment of $0.2 million, and depreciation of $0.2 million, partially offset by an increase in deferred tax assets of $0.6 million, and accretion of premium on available-for-sale investments of $0.3 million.

Net cash outflows from changes in operating assets and liabilities totaled $0.4 million, primarily consisting of a $0.3 million decrease in account payable and accrued liabilities due to the timing of customer payments, a $0.2 million decrease in other liabilities, and a $0.2 million increase in prepaid expense and other current asset due to timing of payments, partially offset by a $0.3 million decrease in inventory, as units manufactured during the period and on hand were less than product sales.

During the six months ended June 30, 2022, net cash provided by operating activities was $10.4 million, primarily due to net income of $8.5 million, non-cash charges of $1.2 million and net cash inflows from changes in operating assets and liabilities of $0.8 million. Non-cash charges primarily consisted of stock-based compensation of $1.0 million, amortization of operating lease right-of-use assets of $0.4 million, an increase in the inventory valuation allowance of $0.4 million and depreciation of $0.2 million, partially offset by an increase in deferred tax assets of $0.8 million. Net cash inflows from changes in operating assets and liabilities totaled $0.8 million, primarily consisting of a $1.2 million increase in accrued expenses due to timing of payments to vendors, a $0.3 million decrease in accounts receivable due to timing of receipts from customers versus shipment of units, and a $0.2 million decrease in prepaid expenses due to timing of payments, partially offset by a $0.6 million increase in inventory, as units manufactured during the period and on hand were in excess of product sales, and a $0.3 million decrease in lease and other liabilities.

Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $3.0 million, primarily consisting of a $11.1 million in proceeds from maturities of debt securities, offset by $6.0 million in purchase in debt securities, a $2.0 million in purchase of marketable securities, and a $0.1 million in purchase of property and equipment.

During the six months ended June 30, 2022, cash used in investing activities was $0.6 million, primarily consisting of $6.5 million in investments in debt securities and $0.4 million in purchases of property and equipment, which is partially offset by $6.3 million in proceeds from maturities of debt securities.

Financing Activities

During the six months ended June 30, 2023, cash used in financing activities was approximately $4.6 million, primarily due to the payment of $4.6 million in dividend payments. Other inflows consisted of proceeds from the exercise of stock options, offset by payments for tax withholdings due to vesting of restricted stock units.

During the six months ended June 30, 2022, cash used in financing activities was approximately $4.5 million, primarily due to the payment of $4.5 million in dividend payments. Other inflows consisted of proceeds from the exercise of stock options, offset by payments for tax withholdings due to vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of June 30, 2023 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years

Purchase commitments	$2,088	796	1,292	—
Operating leases	677	640	37	—

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for a summary of our critical accounting estimates.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three and six months ended June 30, 2023 and 2022. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three and six months ended June 30, 2023 and 2022 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates in the three and six months ended June 30, 2023 and 2022 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Techpoint, Inc.

Date: August 10, 2023	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Arthur Nguyen
Arthur Nguyen
Chief Financial Officer and Vice President of Administrations (Principal Financial Officer)