Form 10-Q
period 2023-09-30
Techpoint, Inc.
filed 2023-11-09
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 18,388,544 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$19,844	$19,392
Short-term investments	37,740	25,289
Accounts receivable	89	105
Inventory, net	11,469	13,709
Prepaid expenses and other current assets	683	618
Total current assets	69,825	59,113
Property and equipment, net	506	634
Deferred tax assets	3,178	2,280
Right-of-use assets	508	983
Intangible assets, net	1,063	—
Goodwill	891	—
Long-term investments	3,897	9,737
Other assets	179	193
Total assets	$80,047	$72,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,035	$2,100
Accrued liabilities	2,821	1,564
Customer deposits	3,079	1,545
Lease liabilities	476	700
Dividend payable	—	4,551
Total current liabilities	8,411	10,460
Other liabilities	452	404
Total liabilities	8,863	10,864
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2023 and December 31, 2022; nil shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 18,363,038 and 18,198,737 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	27,102	26,046
Accumulated other comprehensive loss	(129)	(147)
Retained earnings	44,209	36,175
Total stockholders’ equity	71,184	62,076
Total liabilities and stockholders’ equity	$80,047	$72,940

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$17,511	$15,505	$46,951	$48,585
Cost of revenue	8,143	6,904	21,711	21,414
Gross profit	9,368	8,601	25,240	27,171
Operating expenses
Research and development	1,803	2,012	5,346	6,230
Selling, general and administrative	2,255	2,018	7,148	6,843
Total operating expenses	4,058	4,030	12,494	13,073
Income from operations	5,310	4,571	12,746	14,098
Other income (expense), net	550	53	1,504	(29)
Income before income taxes	5,860	4,624	14,250	14,069
Provision for income taxes	665	469	1,629	1,435
Net income	$5,195	$4,155	$12,621	$12,634
Net income per share:
Basic	$0.28	$0.23	$0.69	$0.70
Diluted	$0.28	$0.22	$0.68	$0.68
Weighted average shares outstanding used in computing net income per share
Basic	18,353,552	18,152,849	18,293,535	18,081,235
Diluted	18,647,809	18,598,601	18,608,773	18,555,119
Comprehensive income:
Net income	$5,195	$4,155	$12,621	$12,634
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale debt securities, net of tax benefit of ($9), $16, ($9) and $37 for the three and nine months ended September 30, 2023 and 2022, respectively	17	(62)	18	(140)
Comprehensive income	$5,212	$4,093	$12,639	$12,494

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive loss	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(50)	—	(50)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	79,517	—	142	—	—	142
Issuance of common stock upon vesting of restricted stock units	32,225	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,906)	—	(82)	—	—	(82)
Stock-based compensation	—	—	515	—	—	515
Net income	—	—	—	—	4,377	4,377
Balances as of March 31, 2022	18,034,584	$2	$24,826	$(76)	$31,967	$56,719
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	8,838	—	24	—	—	24
Issuance of common stock upon vesting of restricted stock units	70,975	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,804)	—	(51)	—	—	(51)
Stock-based compensation	—	—	475	—	—	475
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,527)	(4,527)
Net income	—	—	—	—	4,102	4,102
Balances as of June 30, 2022	18,108,593	$2	$25,274	$(104)	$31,542	$56,714
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(62)	—	(62)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	24,600	—	30	—	—	30
Issuance of common stock upon vesting of restricted stock units	34,250	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,914)	—	(58)	—	—	(58)
Stock-based compensation	—	—	420	—	—	420
Net income	—	—	—	—	4,155	4,155
Balances as of September 30, 2022	18,161,529	$2	$25,666	$(166)	$35,697	$61,199

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive loss	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2022	18,198,737	$2	$26,046	$(147)	$36,175	$62,076
Other comprehensive income – gain on available-for-sale debt securities	—	—	—	32	—	32
Issuance of common stock upon exercise of stock options	24,600	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	32,425	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,636)	—	(35)	—	—	(35)
Stock-based compensation	—	—	362	—	—	362
Cash dividend adjustments	—	—	—	—	(4)	(4)
Net income	—	—	—	—	3,376	3,376
Balances as of March 31, 2023	18,251,126	$2	$26,402	$(115)	$39,547	$65,836
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(31)	—	(31)
Issuance of common stock upon exercise of stock options	3,250	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	82,325	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,110)	—	(41)	—	—	(41)
Stock-based compensation	—	—	368	—	—	368
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,583)	(4,583)
Net income	—	—	—	—	4,050	4,050
Balances as of June 30, 2023	18,330,591	$2	$26,739	$(146)	$39,014	$65,609
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	17	—	17
Issuance of common stock upon exercise of stock options	1,690	—	3	—	—	3
Issuance of common stock upon vesting of restricted stock units	37,400	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,643)	—	(46)	—	—	(46)
Stock-based compensation	—	—	406	—	—	406
Net income	—	—	—	—	5,195	5,195
Balances as of September 30, 2023	18,363,038	$2	$27,102	$(129)	$44,209	$71,184

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$12,621	$12,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	317	313
Stock-based compensation	1,136	1,410
(Accretion) Amortization of premium on available-for-sale investments	(466)	105
Inventory valuation adjustment	296	413
Deferred income taxes	(907)	(1,248)
Noncash lease expense	402	566
Changes in operating assets and liabilities:
Accounts receivable	16	241
Inventory	1,944	(1,378)
Prepaid expenses and other current assets	(204)	371
Other assets	33	26
Accounts payable	(55)	(139)
Accrued liabilities	1,270	965
Customer deposits	1,534	281
Lease liabilities	(156)	(194)
Other liabilities	(252)	(353)
Net cash provided by operating activities	17,529	14,013
Cash Flows From Investing Activities
Purchase of property and equipment	(185)	(400)
Acquisition of business and intangible assets	(1,700)	—
Purchase of debt securities	(27,732)	(12,166)
Proceeds from maturities of debt securities	21,757	12,875
Net cash provided by (used in) investing activities	(7,860)	309
Cash Flows From Financing Activities
Payment of dividends	(9,137)	(9,031)
Net proceeds from exercise of stock options	42	195
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(122)	(191)
Net cash used in financing activities	(9,217)	(9,027)
Net increase in cash and cash equivalents	452	5,295
Cash and cash equivalents at beginning of period	19,392	27,379
Cash and cash equivalents at end of period	$19,844	$32,674

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,408	$2,614
Right-of-use assets obtained in exchange for lease liabilities	$68	$715
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$35	$6
Indemnification obligation for acquisition of business and intangible assets	$300	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods and are not necessarily indicative of the results to be expected for the full fiscal year or for any other future annual or interim periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Customer
Customer A	37%	47%	42%	49%
Customer B	*	10%	*	*
Customer C	11%	*	10%	*
End-Customer
End-Customer A (1)	24%	37%	25%	36%

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for reporting companies that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The guidance is effective for fiscal years beginning after December 15, 2022 for reporting companies that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023.

2. Acquisition

On July 25, 2023, the Company completed the purchase of certain assets of Broadvis Corporation, including intellectual property for the enhancement of semiconductor functions for automotive applications.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805. The table below summarizes the preliminary allocation of fair value to the assets acquired on the date of acquisition under the acquisition method of accounting. These fair values may continue to be revised during the measurement period as valuations on the intangible assets are finalized, further information becomes available and additional analyses are performed, and those adjustments could have a material impact on the purchase price allocation.

The consideration transferred included the following (in thousands):

Amount
Cash consideration	$1,700
Security for the indemnification obligations	300
Total consideration	$2,000

Acquired intellectual property	$1,090
Goodwill	891
Other assets	19
Total acquired assets	$2,000

The significant estimates and assumptions used by the Company in the determination of the fair value of the acquired intellectual property intangible assets includes revenue growth rate, expected remaining life, and discount rate. The goodwill resulting from the transaction is attributable to assembled workforce, anticipated future intellectual property, expected future new customers, and other unidentifiable and inseparable intangible assets. The fair value of acquired assets was measured as of the acquisition date based on a valuation report provided by a third-party valuation expert. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to the acquisition have not been presented because they are not significant to the Company's condensed consolidated financial statements, either individually or in the aggregate.

3. Balance Sheet Components

Inventory, net

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Work in process	$6,974	$8,621
Finished goods	4,495	5,088
Total inventory, net	$11,469	$13,709

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment and software	$2,684	$2,521
Leasehold improvements	94	94
Furniture	36	36
Total property and equipment	2,814	2,651
Less: accumulated depreciation	(2,308)	(2,017)
Total property and equipment, net	$506	$634

The Company recorded $0.1 million of depreciation expense for each of the three months ended September 30, 2023 and 2022, and $0.3 million for each of the nine months ended September 30, 2023 and 2022.

Intangible assets and goodwill

Goodwill as of September 30, 2023 and December 31, 2022 was $0.9 million and nil, respectively. Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows (in thousands):

Total
Goodwill at December 31, 2022	$—
Acquisition	891
Adjustments	—
Goodwill at September 30, 2023	$891

Intangible assets, except goodwill consist of the following (in thousands):

September 30,
2023
Acquired intellectual property	$1,090
Total finite-lived intangible assets	1,090
Less: accumulated amortization	(27)
Total finite-lived intangible assets, net	$1,063

The amortization expenses of intangible assets were $27,000 for each of the three months and nine months ended September 30, 2023. The amortization expenses of intangible assets were nil for each of the three months and nine months ended September 30, 2022.

The acquired intellectual property is amortized over 10 years of its useful life. As of September 30, 2023, expected amortization expense for the unamortized intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$27
2024	109
2025	109
2026	109
2027	109
Thereafter	600
Total	$1,063

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll-related expenses	$2,000	$812
Taxes payable	237	152
Engineering services	198	282
Accrued warranty	155	173
Professional fees	122	52
Accrued inventory	95	71
Other	14	22
Total accrued liabilities	$2,821	$1,564

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $3.1 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. The Company recognized $1.6 million of revenue from the June 30, 2023 customer deposit balance during the three months ended September 30, 2023, and $1.5 million of revenue from the December 31, 2022 customer deposits balance during the nine months ended September 30, 2023.

4. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$6,187	$—	$(3)	$6,184
Treasury bills	27,108	12	(7)	27,113
Money market funds	2,052	—	—	2,052
Government agency bonds	5,038	—	(13)	5,025
Corporate bonds	14,956	—	(130)	14,826
Total available-for-sale securities	$55,341	$12	$(153)	$55,200
Reported in:
Cash and cash equivalents				$13,563
Short-term investments				37,740
Long-term investments				3,897
Total available-for-sale securities				$55,200

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$4,007	$—	$—	$4,007
Treasury bills	3,983	1	—	3,984
Money market funds	2,183	—	—	2,183
Commercial papers	13,631	—	(20)	13,611
Government agency bonds	3,391	1	(19)	3,373
Corporate bonds	21,654	1	(149)	21,506
Total available-for-sale securities	$48,849	$3	$(188)	$48,664
Reported in:
Cash and cash equivalents				$13,638
Short-term investments				25,289
Long-term investments				9,737
Total available-for-sale securities				$48,664

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$51,399	51,303	$39,012	$38,927
Due between one to two years	3,942	3,897	9,837	9,737
	$55,341	$55,200	$48,849	$48,664

The Company had 64 investments in unrealized loss positions as of September 30, 2023. 57 of such investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $35.7 million with unrealized losses of approximately $0.2 million as of September 30, 2023. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the nine months ended September 30, 2023.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of September 30, 2023.

There were no sales of available-for-sale securities for the nine months ended September 30, 2023 and 2022.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of September 30, 2023
Financial assets - available-for-sale securities
Certificates of deposit	$6,184	—	$6,184
Treasury bills	27,113	—	27,113
Money market funds	2,052	—	2,052
Governmental agency bonds	—	5,025	5,025
Corporate bonds	—	14,826	14,826
Total financial assets - available-for-sale securities	$35,349	$19,851	$55,200

As of December 31, 2022
Financial assets - available-for-sale securities
Certificates of deposit	$4,007	$—	$4,007
Treasury bills	3,984	—	3,984
Money market funds	2,183	—	2,183
Commercial papers	—	13,611	13,611
Governmental agency bonds	—	3,373	3,373
Corporate bonds	—	21,506	21,506
Total financial assets - available-for-sale securities	$10,174	$38,490	$48,664

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

5. Segment Information

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
China	$13,084	$10,734	$34,836	$34,045
Taiwan	2,293	1,982	6,355	6,374
South Korea	1,466	1,854	4,229	4,849
Japan	339	907	1,046	2,821
Other	329	28	485	496
Total revenue	$17,511	$15,505	$46,951	$48,585

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Automotive	$12,467	$8,742	$31,194	$27,807
Security surveillance	5,044	6,763	15,757	20,778
Total revenue	$17,511	$15,505	$46,951	$48,585

Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Taiwan	$325	$389
China	137	179
United States	37	52
Japan	4	8
South Korea	3	6
Total property and equipment - net	$506	$634

6. Commitments and Contingencies

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

The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

		December 31,
	September 30, 2023	2022
Right-of-use assets	$508	$983

Lease liabilities － Current	$476	$700
Lease liabilities － Non-Current	—	284
Total lease liabilities	$476	$984

Rent expense under operating leases was $0.2 million for each of the three months ended September 30, 2023 and 2022. Rent expense under operating leases was $0.6 million for each of the nine months ended September 30, 2023 and 2022.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended September 30, 2023 and 2022. The rent expense recognized from short-term leases was $18,000 for each of the nine months ended September 30, 2023 and 2022.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating lease cost	$578	$603
Cash paid for operating leases	$589	$589
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$68	$715
Weighted average remaining term for operating leases	0.71 years	1.67 years
Weighted average discount rate for operating leases	5.7%	4.9%

During the nine months ended September 30, 2023, the Company extended the term of its lease in South Korea; the South Korea lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted. The South Korea lease modification was accounted for as a non-cash change in existing lease liabilities and the right-of-use assets. In addition, the Company entered into two lease agreements for two new offices in China, and additional right-of-use was granted.

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

As of September 30, 2023, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2023 (remaining three months)	$200
2024	316
Total	516
Less effects of discounting	(40)
Total lease liabilities	$476

Purchase Commitments

As of September 30, 2023, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments total $0.2 million for the remaining three months ending December 31, 2023, $0.7 million for the year ending December 31, 2024, $0.7 million for the year ending December 31, 2025, and $0.3 million for the year ending December 31, 2026.

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

7. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2023 and December 31, 2022. There were no shares of preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the shares of common stock issued and outstanding totaled 18,363,038. As of December 31, 2022, the shares of common stock issued and outstanding were 18,198,737.

The Company has reserved the following number of shares of common stock for future issuances:

September 30, 2023
Outstanding stock awards	1,002,206
Shares available for future issuance under the 2017 Stock Incentive Plan	7,139,490
Total common stock reserved for future issuances	8,141,696

Dividend

On December 16, 2022, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2023 to stockholders of record as of the close of business on January 31, 2023. The second installment of the dividend was paid in July 2023 to stockholders of record as of the close of business on June 30, 2023. The aggregate amount of two dividend payments was $9.1 million.

8. Equity Incentive Plans

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

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2022	6,674,252
Authorized	727,949
Granted	(313,000)
Canceled	50,289
As of September 30, 2023	7,139,490

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2022	464,621	$2.70	4.2	$2,106
Granted	—	—
Exercised	(29,540)	1.44
Canceled	—	—
As of September 30, 2023	435,081	2.79	3.5	1,924
Options vested and exercisable as of September 30, 2023	435,081	2.79	3.5	1,924

The stock options outstanding and exercisable by exercise price at September 30, 2023 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.16	3,250	0.3	$0.16
0.37	11,750	1.8	0.37
0.97	10,000	2.2	0.97
2.51	51,780	2.9	2.51
2.89	40,000	3.4	2.89
2.93	238,734	3.7	2.93
3.18	79,567	3.8	3.18
	435,081	3.5	2.79

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $0.2 million and $1.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2022	439,175	$8.41
Granted	313,000	6.89
Released, net	(134,761)	7.07
Canceled	(50,289)	7.69
As of September 30, 2023	567,125	7.65

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

9. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$34	$36	$110	$111
Research and development	166	153	400	437
Selling, general and administrative	206	231	626	862
Total	$406	$420	$1,136	$1,410

10. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Basic and Diluted:
Net income	$5,195	$4,155	$12,621	$12,634
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,353,552	18,152,849	18,293,535	18,081,235
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	294,257	445,752	315,238	473,884
Weighted-average shares used in computing diluted net income per share	18,647,809	18,598,601	18,608,773	18,555,119
Net income per share:
Basic	$0.28	$0.23	$0.69	$0.70
Diluted	$0.28	$0.22	$0.68	$0.68

The potentially dilutive shares of common stock outstanding for the three months ended September 30, 2023 and 2022 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 262,000 and 33,000 shares, respectively. The potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2023 and 2022 that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive was 255,000 and 31,000 shares, respectively.

11. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Domestic	$5,798	$4,578	$14,119	$14,023
Foreign	62	46	131	46
Income before income taxes	$5,860	$4,624	$14,250	$14,069

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$658	$469	$1,614	$1,430
Foreign	7	—	15	5
Provision for income taxes	$665	$469	$1,629	$1,435

As of September 30, 2023, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

As of September 30, 2023, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.2 million against the Company’s effective tax rate.

The CHIPS and Science Act of 2022 ("CHIPS") and the Inflation Reduction Act ("IRA") of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company has concluded that the impact of any of the provisions included in CHIPS and IRA acts did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, our expectations for future operations, expectations regarding adoption of accounting pronouncements, our belief regarding adequacy of accruals related to future litigation, and expectations related to indemnities, are forward-looking statements. The words “anticipate”, “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

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

We derive our revenue from sales of our mixed-signal integrated circuits into the automotive and security surveillance markets. We began shipping our products in 2013 and to date, we have sold over 385 million integrated circuits. Our revenue was $47.0 million and $48.6 million for the nine months ended September 30, 2023 and 2022, respectively. The automotive market accounted for 66% and 57% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. The security surveillance market accounted for 34% and 43% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. We recognized $31.2 million and $27.8 million of revenue on sales into the automotive market for the nine months ended September 30, 2023 and 2022, respectively. In addition, we recognized $15.8 million and $20.8 million of revenue on sales into the security surveillance market for the nine months ended September 30, 2023 and 2022, respectively. We recorded net income of $12.6 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively. We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to OEM/ODM. For the nine months ended September 30, 2023 and 2022, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the nine months ended September 30, 2023 and 2022, our research and development expense was $5.3 million and $6.2 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of September 30, 2023, we had 97 employees, 37 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 25% and 36% of our revenue for the nine months ended September 30, 2023 and 2022, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$17,511	$15,505	$46,951	$48,585
Cost of revenue (1)	8,143	6,904	21,711	21,414
Gross profit	9,368	8,601	25,240	27,171
Operating expenses: (1)
Research and development	1,803	2,012	5,346	6,230
Selling, general and administrative	2,255	2,018	7,148	6,843
Total operating expenses	4,058	4,030	12,494	13,073
Income from operations	5,310	4,571	12,746	14,098
Other income (expense), net	550	53	1,504	(29)
Income before income taxes	5,860	4,624	14,250	14,069
Provision for income taxes	665	469	1,629	1,435
Net income	$5,195	$4,155	$12,621	$12,634

(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$34	$36	$110	$111
Research and development	166	153	400	437
Selling, general and administrative	206	231	626	862
Total	$406	$420	$1,136	$1,410

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	47	45	46	44
Gross profit	53	55	54	56
Operating expenses:
Research and development	10	13	11	13
Selling, general and administrative	13	13	15	14
Total operating expenses	23	26	26	27
Income from operations	30	29	28	29
Other income (expense), net	3	1	3	—
Income before income taxes	33	30	31	29
Provision for income taxes	4	3	3	3
Net income	29%	27%	28%	26%

Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Automotive	$12,467	$8,742	$3,725	43%	$31,194	$27,807	$3,387	12%
Security surveillance	5,044	6,763	(1,719)	(25)%	$15,757	20,778	(5,021)	(24)%
Revenue	$17,511	$15,505	$2,006	13%	$46,951	$48,585	$(1,634)	(3)%

Revenue increased by $2.0 million, or 13%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was primarily attributable to a $3.7 million increase in automotive market revenue as a result of an increase in the volume of shipments, offset by a decrease in average selling prices attributable to product mix. Security surveillance market revenue decreased by $1.7 million due to a decrease in the volume of shipments and a decrease in average selling prices attributable to product mix.

Revenue decreased by $1.6 million, or 3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was primarily attributable to a $5.0 million decrease in security surveillance revenue as a result of a decrease in volume of shipments and a decrease in average selling prices attributable to product mix. Automotive market revenue increased by $3.4 million due to an increase in the volume of shipments, offset by a decrease in average selling price attributable to product mix.

Our product pricing increases or decreases in our target markets in response to our increased or decreased manufacturing costs. Additionally, fluctuations in our overall average selling price are directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio and customer base. When the product mix shifts towards the higher priced products in our portfolio, the average selling price will be higher than when the product mix shifts towards the lower price point products.

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
China	75%	69%	74%	70%
Taiwan	13	13	14	13
South Korea	8	12	9	10
Japan	2	6	2	6
Other	2	—	1	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Cost of revenue	$8,143	$6,904	$1,239	18%	$21,711	$21,414	$297	1%
Gross margin	53%	55%			54%	56%

Cost of revenue increased by $1.2 million, or 18% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and gross margin decreased to 53% from 55% for the three months ended September 30, 2023 and 2022. Cost of revenue increased by $0.3 million, or 1%, and gross margin decreased to 54% from 56% for the nine months ended September 30, 2023 and 2022, respectively. Gross margin for the three months and nine months ended September 30, 2023 was impacted by changes in product mix and market mix, and a decrease in average unit selling prices. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, market mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$1,803	$2,012	$(209)	(10)%	$5,346	$6,230	$(884)	(14)%

Research and development expenses decreased by $0.2 million, or 10%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to a $0.6 million decrease in tape-out expenses associated with the development of new products, offset by a $0.4 million increase in personnel-related expenses and software expenses.

Research and development expenses decreased by $0.9 million, or 14%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to a $1.1 million decrease in tape-out expenses associated with the development of new products, offset by a $0.2 million increase in other engineering related expenses.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Selling, general and administrative	$2,255	$2,018	$237	12%	$7,148	$6,843	$305	4%

Selling, general and administrative expenses increased by $0.2 million, or 12%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to a $0.2 million increase in personnel-related expenses.

Selling, general and administrative expenses increased by $0.3 million, or 4%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a $0.4 million increase in professional service cost, offset by a $0.2 million decrease in stock-based compensation expenses.

Other income (expense), net (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Other income (expense), net	$550	$53	$497	938%	$1,504	$(29)	$1,533	5,286%

Other income (expense), net increased by $0.5 million or 938% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase in interest income, offset by losses related to foreign currency exchange transactions and foreign currency fluctuations.

Other income (expense), net increased $1.5 million or 5,286% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase in interest income, offset by losses related to foreign currency exchange transactions and foreign currency fluctuations.

Provision for income taxes (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Provision for income taxes	$665	$469	$196	42%	$1,629	$1,435	$194	14%

The provision for income taxes increased by $0.2 million, or 42%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to the reduction in windfall benefit of stock based compensation deduction and increase in profit before taxes.

The provision for income taxes increased by $0.2 million, or 14%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the reduction in windfall benefit of stock based compensation deduction and increase in profit before taxes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash, cash equivalents, and short-term investments as of September 30, 2023 were $57.6 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our Board of Directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the nine months ended September 30, 2023, cash used in financing activities consists primarily of $9.1 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this recently adopted dividend policy. On June 2, 2023, we announced the second installment payment of our cash dividend to stockholders of record as of June 30, 2023, which was paid on July 18, 2023.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$17,529	$14,013
Net cash provided by (used in) investing activities	(7,860)	309
Net cash used in financing activities	(9,217)	(9,027)
Net increase in cash and cash equivalents	$452	$5,295

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2023, net cash provided by operating activities was $17.5 million, primarily due to net income of $12.6 million, non-cash charges of $0.8 million and net cash inflows from changes in operating assets and liabilities of $4.1 million.

Non-cash charges consisted of stock-based compensation of $1.1 million, amortization of operating lease right-of-use assets of $0.4 million, an increase in the inventory valuation adjustment of $0.3 million, and depreciation of $0.3 million, partially offset by an increase in deferred tax assets of $0.9 million, and accretion of premium on available-for-sale investments of $0.5 million.

Net cash inflows from changes in operating assets and liabilities totaled $4.1 million, consisting of a $1.9 million decrease in inventory, net of valuation adjustment, as units manufactured during the period and on hand were less than product sales, a $1.5 million increase in customer deposit and a $1.3 million increase in accrued liabilities due to the timing of customer payments. Inflows were partially offset by outflows from a $0.4 million decrease in lease and other liabilities, and a $0.2 million increase in prepaid expense and other current asset due to timing of payments.

During the nine months ended September 30, 2022, net cash provided by operating activities was $14.0 million, due to net income of $12.6 million, non-cash charges of $1.6 million, net and net cash outflows from changes in operating assets and liabilities of $0.2 million. Non-cash charges primarily consisted of stock-based compensation of $1.4 million, operating lease amortization of $0.6 million, an increase in the inventory valuation adjustment of $0.4 million and depreciation and amortization of $0.3 million, partially offset by an increase in deferred tax assets of $1.2 million. Net cash outflows from changes in operating assets and liabilities totaled $0.2 million, primarily consisting of a $1.4 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were in excess of product sales, and a $0.7 million decrease in accounts payable, lease and other liabilities. Outflows were offset by inflows from a $1.0 million increase in accrued liabilities, a $0.2 million decrease in accounts receivable due to timing of receipts from customers versus shipment of units, a $0.4 million decrease in prepaid expenses due to timing of payments, and a $0.3 million increase in customer deposits.

Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $7.9 million, consisting of a $ 29.6 million cash outflow due to a $27.7 million in purchase in debt securities, a $1.7 million in acquisition of business and intangible assets, a $0.2 million in purchase of property and equipment, partially offset by a $21.8 million cash inflow due to proceeds from maturities of debt securities.

During the nine months ended September 30, 2022, cash provided in investing activities was $0.3 million, consisting of a $12.9 million cash inflow due to proceeds from maturities of debt securities, partially offset by a $12.2 million cash outflow used to purchase debt securities and a $0.4 million cash outflow due to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, cash used in financing activities was approximately $9.2 million, primarily due to payment of dividends totaling $9.1 million in February and July, 2023, and $0.1 million in payments for shares withheld for tax withholdings on vesting of restricted stock units, net of proceeds from the exercise of stock options.

During the nine months ended September 30, 2022, cash used in financing activities was $9.0 million, primarily due to payment of dividends totaling $9.0 million in February and July, 2022, and $0.2 million in net proceeds from the exercise of stock options, offset by $0.2 million in payments for shares withheld for tax withholdings on vesting of restricted stock units.

Contractual Obligations

Our outstanding contractual obligations as of September 30, 2023 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$1,889	768	1,121	—
Operating leases	516	516	—	—

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three and nine months ended September 30, 2023 and 2022. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three and nine months ended September 30, 2023 and 2022 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents and investments. Our cash, cash equivalents and investments consist primarily of cash, U.S. treasury bills, government agency bonds, money market funds, corporate notes and bonds, and commercial paper. The primary objectives of our investment activities are the preservation of capital, the maintenance of liquidity, and capturing a market rate of return. We seek to minimize risk by investing cash in excess of our operating needs in high-quality instruments issued by highly creditworthy financial institutions. We do not purchase investments for trading or speculative purposes. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.

A hypothetical increase or decrease of 10% in interest rates in the three and nine months ended September 30, 2023 and 2022 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Offer Letter between the Company and Darron Ma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Techpoint, Inc.

Date: November 9, 2023	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Arthur Nguyen
Arthur Nguyen
Chief Financial Officer and Vice President of Administrations (Principal Financial Officer)