Form 10-K
period 2023-12-31
Techpoint, Inc.
filed 2024-03-15
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of Japanese Depositary Shares, or JDS, on the Tokyo Stock Exchange of $6.93, was $70.9 million.

As of March 8, 2024, the registrant had 18,427,700 shares of common stock, $0.0001 par value per share, outstanding which includes 7,474,967 shares of JDS.

Portions of the Registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form10-K.

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
•
Cybersecurity breaches and information technology failures could harm our business by increasing our costs and negatively impacting our business operations.
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
•
We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liabilities, or otherwise affect our business.
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

In both the security surveillance and automotive markets, we have significant engagement with our end-customers prior to completion of a sale. In the security surveillance market, our end-customer is the OEM, ODM or system designer who manufacturers or designs the end product, such as a camera or DVR, that will be purchased for placement into a security surveillance system. Our integrated circuits are used by security surveillance manufacturers, such as Hikvision in China. In the automotive market, our end-customer is the automobile manufacturer, but we also typically engage with system designers and manufacturers who sell systems, such as navigation or backup video camera systems, to automobile manufacturers. Our sales representatives and engineers engage directly with these end-customers, even if we do not sell directly to them, because these end-customers exert significant influence over the design of the products or systems that are ultimately placed into their products. We currently have design wins for future generations of automobiles with major automotive equipment manufacturers. A design win is not necessarily result in future revenue, but we believe it is a strong indicator that our integrated circuits will be incorporated into a future model for that particular automotive equipment manufacturer.

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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expense was $7.2 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2023, we do not have any pending patent applications. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

Competition

The market in which we operate is extremely competitive, and is characterized by rapid technological change, continuously evolving end-customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. We compete with numerous domestic and international semiconductor manufacturers and designers. In our automotive market, we principally compete with Maxim Integrated Products, Inc. and Texas Instruments Incorporated. In selling our integrated circuits into the surveillance market, we principally compete against Nextchip Co., Ltd in South Korea, Pixelplus Co., Ltd in South Korea, and Shanghai Fullhan Microelectronic Co., Ltd in China. Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. They may also have a larger presence and more significant relationships within certain geographical areas, such as in Asia where many of our end-customers operate. This may allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. Some of our competitors currently offer product features or technologies that we do not currently offer but intend to sell in the future, such as Ultra HD advanced camera image signal processors. We must, therefore, compete against competitors that have more experience in developing and selling products and technologies that we do not currently offer but intend to offer in the future. Some of our competitors also use smaller geometry process technologies in their products, which can result in better manufacturing yields and decreased costs. In addition, these competitors may have greater credibility with our existing and potential end-customers. Increased competition could harm our business, by, for example, increasing pressure on our profit margins or causing us to lose end-customers. In addition, delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and competitive position. Our ability to compete successfully depends in part on our ability to deliver products without reliability, quality or compatibility problems and on a number of other factors such as performance and robustness, functionality, price and cost effectiveness, rapid time-to-market and customer service and support.

We believe we currently compete favorably with respect to these factors in the aggregate. However, we cannot provide assurance that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering our market.

Human Capital Resources

Our key human capital management objectives are to attract, retain and support the highest quality talent. As of December 31, 2023, we employed 102 employees. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We have not experienced any work stoppages and we consider our employee relations to be good.

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

Segment, Geographic Areas and Concentration Information

We operate under one reportable segment which is comprised of one operating segment. See Note 5 “Segment Information” of this Annual Report on Form 10-K for further segment and geographic information. For concentration information, see Note 1 “Organization and Summary of Significant Accounting Policies” of this Annual Report on Form 10-K.

Facilities

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in May 2026. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuous evolving end-customer requirements and declining average selling prices. We expect this competition will continue to increase from large competitors and from small competitors serving niche markets, and also from emerging companies, particularly in Asia, that sell products into the same markets in which we operate. We may not be able to compete successfully against current or potential competitors, which include our current or potential end-customers as they seek to internally develop solutions competitive with ours. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers, large automotive equipment manufacturers’ internally developed solutions, and others, and our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential end-customers. A decision by one or more of our significant customers to select products manufactured by a competitor or to use its own internally-developed semiconductors, would significantly and negatively impact our revenue.

We primarily sell our products through a limited number of distributors and to a limited number of end-customers, and if our relationships with one or more of those distributors or end-customers were to terminate, our operating results may be harmed.

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2023 and 2022. We do not have any long-term contractual commitments with our distributors. As a result, our distributors may cancel, change or delay product purchase commitments, which could cause our revenue to decline and materially and adversely affect our results of operations.

One of our end-customers, Hikvision accounted for 24% and 33% of our revenue for the years ended December 31, 2023 and 2022 respectively. Our sales to Hikvision primarily occur through Phitec, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

Our operating results and financial condition could be significantly disrupted by the loss of one or more of our current end-customers, distributors and sales representatives, volume pricing discounts, order reductions or cancellations, delays in shipment by one of our major distributors, end-customers or sales representatives, or the failure of our distributors or sales representatives to successfully sell our products. Additionally, customer buying patterns change and can fluctuate from quarter to quarter and impact our results of operations, particularly for significant end-customers. These buying patterns can change as a result of factors beyond our control, including inventory adjustments by our end-customers, or changes in demand, which could materially harm our results of operations.

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
•
changes in end-customer order patterns including order reductions, delays or cancellations;
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

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2023 and 2022, 31% and 40% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business. For the years ended December 31, 2023 and 2022, 69% and 60% of our revenue was derived from the sale of our products designed for the automotive market, respectively. For the years ended December 31, 2023 and 2022, we had more revenue generated from the automotive market than from the security surveillance market. However, we may not be successful developing and marketing our solutions for the automotive market or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would lead to an increase in our manufacturing costs that we may not be able to fully pass to our customers, resulting in increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, assembly and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. For example, during the COVID-19 pandemic, a global shortage of manufacturing capacity persisted. As a result, customers purchased excess inventory. After the manufacturing capacity shortage was resolved, customers began to adjust their inventories. Since the third quarter of 2022, we had experienced less product demand due to inventory adjustments at customer end. As of December 31, 2023, we have been seeing the decrease of excess inventory at customer end and product demand has increased in the automotive market. However, inventory correction in the security surveillance market continues.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 102 employees as of December 31, 2023. To manage our growth successfully, we believe we must effectively:

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

Cybersecurity breaches and information technology failures could harm our business by increasing our costs and negatively impacting our business operations.

We rely on information technology systems, including internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our business operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access or control, malicious software, data privacy breaches by employees or others with authorized access, cyber or phishing-attacks, ransomware and other security issues. These events could, among other things, compromise our information technology networks, result in corrupt or lost data or the unauthorized release of our end-customers’, distributors’ or our suppliers’ confidential or proprietary information, cause a disruption to our manufacturing and other operations, result in the release of personal data, or cause us to incur costs associated with increased protection, remediation, regulatory inquiries or penalties, or claims for damages, any of which could adversely affect our operating results and our reputation. Moreover, cybersecurity threat actors, whether internal or external, are becoming more sophisticated and coordinated in their attempts to access companies’ information technology systems and data, including the information technology systems of cloud providers and other third parties with whom we conduct our business, thereby making them more difficult to detect, mitigate and defend against.

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our distributors may cancel purchase orders or defer the shipments of our products. We manufacture our products according to our estimates of end-customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate end-customer demand, we may manufacture products that we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate end-customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities, lose market share and damage our relationships. For example, we experienced insufficient manufacturing capacity due to the COVID-19 pandemic. Increase in demand for semiconductor products due to the COVID-19 pandemic resulted in a global shortage of manufacturing capacities in 2021 and the first half of 2022. In addition, supply chain disruptions occurred due to the lockdown of major cities in China during 2022. As a result, we were unable to meet all end-customer demand, resulting in lost revenue opportunities.

If we fail to develop new products and enhance our existing products in order to react to rapid technological change and market demands, our business will suffer.

We must develop new products and enhance our existing products with improved technologies to meet rapidly evolving end-customer requirements. We need to design products for end-customers who continually require higher performance and functionality at lower costs, and continue to cost-effectively add features that enhance performance and functionality to our products. The development process for these advancements is lengthy and requires us to accurately anticipate market trends. Our failure to accurately anticipate market trends in a timely manner will harm the market acceptance of our products and the sales of our products.

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

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum. If actual yields are below the minimum, we are not required to purchase the units. Typically, minimum acceptable yields for our new products are lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential end-customers.

If we fail to achieve initial design wins for our products, we may lose the opportunity for sales for a significant period of time to end-customers and be unable to recoup our investments in our products.

We expend considerable resources in order to achieve design wins for our products, especially our new products and product enhancements. Once an end-customer designs our solution into a product, it is likely to continue to use the same version of that component for a lengthy period of time due to the significant costs associated with qualifying a new supplier and potentially redesigning the product to incorporate a different component, particularly in the automotive market. If we fail to achieve an initial design win in an end-customer’s qualification process, we may lose the opportunity for significant sales to that end-customer for a number of its products and for a lengthy period of time. Additionally, manufacturers in certain markets, including the automotive market, may require that third-party vendors undergo extensive qualification processes. This qualification process may take up to six months for the security surveillance market and up to three years for the automotive industry, or even longer for some end-customers. If we experience difficulties qualifying our solutions, we may experience delayed or reduced revenue. Furthermore, even if we successfully qualify our solutions with an end-customer, such end-customer may need to qualify other components being sourced for its system and qualify its system as a whole with its end-customers. This may cause us to be unable to recoup our investments in our products, which would harm our business. Additionally, even if our product strategy is successful at achieving design wins and increasing our revenue, we may continue to incur operating losses due to the significant research and development costs that are required to develop competitive products.

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

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.

Risks Related to Our Operations in Asia

Our business depends on customers, suppliers and operations in Asia, and as a result we are subject to regulatory, operational, financial and political risks in Asia, which could adversely affect our financial results.

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2023 and 2022. We derived 74% and 69% of our revenue from sales to customers in China for the years ended December 31, 2023 and 2022, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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
•
political, economic, and social instability;
•
terrorism and acts of war; and
•
U.S. Department of Commerce regulations or restrictions on exports of certain semiconductor technologies and equipment to China.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We face risks associated with doing business in China.

We derived 74% and 69% of our revenue for the years ended December 31, 2023 and 2022, respectively, from distributors located in China. Additionally, for the years ended December 31, 2023 and 2022, we derived 24% and 33%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. The economy of China differs from the economies of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. There can be no assurance that China’s economic policies will be consistent or effective. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding the export of certain semiconductor technology could result in responsive actions taken by China that could adversely impact our operations, financial position, or the value of our securities. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

In recent years, the U.S. government has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 74% of our revenue for the year ended December 31, 2023, respectively. In addition, our largest end customer, Hikvision, who accounted for 24% of our revenue for the year December 31, 2023, is located in China and is currently subject to certain trade restrictions described below.

Effective October 9, 2019, Hikvision was added to the BIS Entity List, which imposes a requirement to obtain an export license for all items subject to the Export Administration Regulations, or EAR, in order to be shipped to Hikvision. We have concluded that our products are not subject to EAR and accordingly, may generally be shipped to Hikvision without a U.S. export license. Hikvision is also the subject of additional trade restrictions that do not directly prohibit our ability to deal with Hikvision but may indirectly impact our business. For example, Section 889 of the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), prohibits U.S. government agencies from procuring certain covered telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service as a substantial or essential component of any system, or as critical technology as party of any system. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell Hikvision are used in its video surveillance equipment. The NDAA does not prohibit commercial sales into the United States by Hikvision. However, these new restrictions placed on United States government procurement could negatively impact our business. On June 3, 2021, Hikvision was added to OFAC’s Non-SDN Chinese Military-Industrial Complex Companies (“CMIC”) List, prohibiting certain transactions involving the purchase or sale of publicly traded securities of designated companies. Hikvision was listed in the Annex to Executive Order 14032 and is currently on the CMIC List. However, Hikvision is not on the Specially Designated Nationals (“SDN”) List and the restrictions imposed by designation on the CMIC List are not expected to directly impact our business. If Hikvision is added to the SDN List in the future, our market position and revenue could be materially and adversely affected.

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

The U.S. Government may also impose new export controls that restrict the ability to export, re-export, or transfer certain semiconductor products or technologies to certain countries such as China or restrict the ability of U.S. persons to engage in certain activities supporting China’s semiconductor sector. For example, on October 13, 2022, BIS formally published an interim final rule amending the EAR to, among other things, implement controls on advanced computing integrated circuits, computer commodities that contain such circuits, and certain semiconductor manufacturing items. These rules were subsequently amended via new rules released on October 17, 2023. Although we do not expect these rules on advanced computing and semiconductor manufacturing items to directly impact our business, future changes and new regulations could have an adverse impact on our business and financial results.

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

Our headquarters are located in the State of California and we have operations in Japan, China, South Korea and Taiwan which are areas subject to significant earthquake risks and other natural disasters. Any disruption to our or our third-party vendors’ operations resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our product.

Our headquarters are located in Northern California and we have operations in Japan, China, South Korea and Taiwan; our third-party vendors, including TSMC, UMC, ASE, Sigurd, ATX Shanghai, and Chizhou Hisemi are also located in the Pacific Rim region, which is at significant risk of an earthquake, typhoon, tsunami or other extreme weather due to the proximity of major earthquake fault lines. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. Natural disasters in countries where our suppliers, distributors, or end-customers are located could result in disruption of our suppliers’, distributors’, or end-customers operations’, resulting in significant delays in shipment of, or significant reductions in orders for, our products. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Uncertain geopolitical conditions could have a material adverse effect on our business and the market on which our JDS currently trade, which could cause the market price of our JDS to decline.

Our JDS are listed on the Growth Market of the Tokyo Stock Exchange. In addition, a significant portion of our business is conducted internationally, particularly in Japan. The Japanese economy is exposed to uncertainty in geopolitical conditions, including concerns over North Korea’s nuclear weapons program. Given Japan’s close proximity to North Korea, continuing tensions between North Korea and other countries could have adverse consequences in Japan. There continues to be heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, trading on the Growth Market may be disrupted and our business operations in Japan and elsewhere could be disrupted as well. In addition, terrorist acts and other acts of violence and political unrest could have an adverse impact on our business. If our business and the trading of our JDS on the Growth Market is disrupted as a result of acts of war, hostilities, terrorism or other conditions leading to geopolitical unrest, particularly in the region surrounding Japan, the market price of our JDS could decline.

Risks Related to Our Intellectual Property, Data Privacy, and Security Systems

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

We are subject to evolving laws, regulations, standards, policies, and contractual obligations related to data privacy and security, and any actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liabilities, or otherwise affect our business.

In the course of our operations, we collect, use, store, disclose, transfer and otherwise process confidential information from our end-customers, suppliers and employees. Accordingly, we are subject to or affected by a number of international, federal, state, and local laws and regulations, as well as industry standards, that impose certain obligations and restrictions with respect to data privacy and security and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our end-customers, suppliers and employees. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. The European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is collected. Compliance with existing, proposed and recently enacted laws and regulations (including implementation of the privacy and process enhancements called for under the GDPR and CCPA) can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Specifically, the CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California consumers. The CCPA includes a framework with potentially severe statutory damages for violations and a private right of action for certain data breaches. The CCPA requires covered businesses to provide California consumers with new privacy-related disclosures and new ways to opt-out of certain uses and disclosures of personal information. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, effective January 1, 2023, the California Privacy Rights Act (“CPRA”) significantly modified the CCPA, including by expanding California consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. We also have operations in Asia and may be subject to new and emerging data privacy regimes such as Japan’s Act on the Protection of Personal Information, China’s Personal Information Protection Law, Cyber Security Law, and Data Security Law, Taiwan’s Personal Data Protection Act, and South Korea’s Personal Information Protection Act.

Other states have begun to propose similar laws. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations, which could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business. In particular, certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Failure to comply with applicable laws or regulations or to secure personal information could result in investigations, enforcement actions and other proceedings against us, which could result in substantial fines, damages and other liability as well as damage to our reputation and credibility, which could have a negative impact on revenues and profits.

Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and other third parties of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, penalties or fines, litigation and our customers losing confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach. Any of the foregoing could materially and adversely affect our business, prospects, operating results and financial condition.

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

We have not applied to register our JDS or common stock under the laws of any state or other jurisdiction of the United States other than under the U.S. Securities Act of 1933 (“Securities Act”) nor do we intend to make such an application. Until our JDS and/or common stock are listed for trading on a U.S. national securities exchange, trading in, or the offer and sale of, our JDS or common stock will be subject to the securities laws of the various states and jurisdictions of the United States in addition to U.S. federal securities law. As a result, investors may not resell their JDS or common stock in the United States without satisfying the applicable state securities law or qualifying for an exemption therefrom, including the exemptions provided under the U.S. National Securities Markets Improvement Act of 1996. These restrictions and potential costs could be significant burdens to our stockholders seeking to effect resales of our JDS or common stock within the United States.

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

Global credit and financial markets are experiencing extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the ongoing military conflicts in Israel and Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, including a recession or depression, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflicts in Israel and Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending for our products. Such reductions in spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, the market price of our JDS may decline due in part to the volatility of the stock market and the general economic downturn.

We face risks related to health epidemics which could adversely affect our business, financial condition and results of operations.

We face a variety of risks associated with public health issues, including epidemics, pandemics, and other infectious diseases, such as COVID-19. For example, the impact of COVID-19, including changes in consumer and business behavior, fear of a pandemic, market downturns, and restrictions on business and personal activities, caused significant volatility in the global economy and led to reduced economic activity. In 2021 and the first half of 2022, for instance, our business was adversely affected by the global shortage of manufacturing capacities and increased prices for raw materials used in our products. In addition, the COVID-19 pandemic prompted government authorities to take numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders, and business shutdowns. The spread of a health epidemic such as COVID-19 may cause us to modify our business practices from time-to-time, including by implementing work-from-home policies, limiting travel by our employees, allowing non-critical head office personnel to telecommute, temporarily closing offices, and suspending physical participation in sales activities, meetings, and events/conferences. As the majority of our sales are concentrated in China, undertaking such measures in the major cities of China have and could in the future adversely affect our business and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain a cybersecurity program that is reasonably designed to protect our information, and our customers’ information, from cybersecurity threats against us, our third-party vendors, and services providers, that may result in a material adverse effect on the confidentiality, integrity, and availability of our information systems.

Governance

Management

Our Technology Team is responsible for the implementation, monitoring, and maintenance of cybersecurity and data protection practices across the Company. The Technology Team includes members who have experience in network security, server integration and data protection. In conjunction with a cross-functional team, our Technology Team regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. In addition to our internal cybersecurity capabilities, we also regularly engage consultants and other third parties to assist with assessing, identifying, and managing cybersecurity risks and to participate in tabletop and other training exercises. The Technology Team monitors and is informed about cybersecurity incidents through firewalls that are triggered in our information technology systems.

Board of Directors

Our board of directors, in coordination with the audit committee of our board of directors, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our audit committee regularly receives reports and presentations from the Technology Team regarding cybersecurity. The Technology Team also reports to our board of directors at least annually on cybersecurity matters. We plan to establish protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, are reported to our board of directors and/or our audit committee.

Risk Management and Strategy

We employ a defense-in-depth approach with systems and processes designed to oversee, identify, and reduce the potential impact of a security incident against us or a third-party vendor or service provider. These include but are not limited to: multi-factor authentication, Endpoint, email, immutable backups, third party risk assessments, and other applicable controls.

Incident Response

We have adopted a Cybersecurity Incident Response Plan (the “IRP”) that applies in the event of a cybersecurity incident that provides a standardized framework for responding to cybersecurity incidents. The IRP is expected to be integrated into our overall risk management system and applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

As of the date of this report, we are not aware of any material risks from cybersecurity threats and have materially affected or could materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties

Our corporate headquarters and primary research and development and operations facilities occupy approximately 8,512 square feet in San Jose, California, under a lease that expires in May 2026. We also lease properties in China, Japan, South Korea and Taiwan. We do not own any manufacturing facilities, and we contract and license to third parties the production and distribution of our semiconductors. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate foreseeable expansion of our operations.

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

Dividend

On December 15, 2023, we announced a cash dividend of an aggregate of $0.50 per share for fiscal 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2023 in the amount of $4.6 million and is payable to stockholders of record as of the close of business on January 31, 2024. The first installment on our shares of common stock (including common stock underlying JDS) was paid on February 15, 2024. The second installment of the dividend is not accrued as of December 31, 2023, because it is anticipated to be paid in the third fiscal quarter of 2024 and the declaration of the second installment is subject to board approval and in accordance with applicable law. We intend to provide additional information about the second installment of the dividend in the second fiscal quarter of 2024. The timing for receipt of the dividend payments by individual holders of Techpoint common stock and JDS will vary due to the payment process for JDS holders. The amount paid to JDS holders will be reduced by any applicable U.S. withholding income tax, and then converted into Japanese Yen. Once the dividend is converted into Japanese Yen, a distribution payment fee and any additional local taxes will be paid from the distribution amount. As a result, the net amount of the first dividend installment that is ultimately received by JDS holders will be less than $0.25 per JDS. The first installment of the fiscal 2024 dividend payout is expected to start in late-March 2024.

Holders of Record

As of March 1, 2024, there were approximately 129 holders of record of our common stock. This number does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid-in capital as our repurchase right lapses. For the year ended December 31, 2023, we did not repurchase shares related to unvested early exercised stock options due to termination.

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

The following discussion and analysis should be read together with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. A discussion of changes in our results from the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on

Form 10-K for the year ended December 31, 2022 filed with the SEC on April 12, 2023. In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 408 million integrated circuits. Our revenue was $65.6 million and $65.1 million for the years ended December 31, 2023 and 2022, respectively. The automotive market accounted for 69% and 60% of our revenue for the years ended December 31, 2023 and 2022, respectively. Meanwhile, the security surveillance market accounted for 31% and 40% of our revenue for the years ended December 31, 2023 and 2022, respectively. We recognized $45.2 million and $39.0 million of revenue on sales into the automotive market for the years ended December 31, 2023 and 2022, respectively. In addition, we recognized $20.4 million and $26.1 million of revenue on sales into the security surveillance market for the years ended December 31, 2023 and 2022, respectively. We recorded net income of $17.8 million and $17.7 million for the years ended December 31, 2023 and 2022, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to Original Equipment Manufacturers (“OEM”) and original design manufacturers (“ODM”). For the years ended December 31, 2023 and 2022, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2023 and 2022, our research and development expense was $7.2 million and $7.8 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of December 31, 2023, we had 102 employees, 39 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 24% and 33% of our revenue for the years ended December 31, 2023 and 2022, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Key Factors Affecting Our Results of Operations

Macroeconomic and Geopolitical Conditions. We have been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and related supply chain challenges and disruptions caused by any of these events. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2023 and 2022, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 24% and 33% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Provision for Income Taxes

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development capitalization under 26 U.S.C. § 174, foreign derived intangible income (“FDII”) deduction, stock-based compensation and change in valuation allowance.

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2023	2022
Revenue	$65,645	$65,083
Cost of revenue (1)	31,027	29,185
Gross profit	34,618	35,898
Operating expenses:
Research and development (1)	7,180	7,801
Selling, general and administrative (1)	9,413	8,749
Total operating expenses	16,593	16,550
Income from operations	18,025	19,348
Other income - net	2,112	246
Income before income taxes	20,137	19,594
Provision for income taxes	2,328	1,931
Net income	$17,809	$17,663

(1)
Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Cost of revenue	$142	$147
Research and development	559	581
Selling, general and administrative	851	1,085
Total	$1,552	$1,813

The following table sets forth the consolidated income statements for each period presented as a percentage of revenue:

	Year Ended
	December 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	47	45
Gross profit	53	55
Operating expenses:
Research and development	11	12
Selling, general and administrative	14	13
Total operating expenses	25	25
Income from operations	28	30
Other income - net	3	—
Property and equipment, net	31	30
Provision for income taxes	4	3
Net income	27%	27%

Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Automotive	$45,169	$38,985	$6,184	16%
Security surveillance	20,476	26,098	(5,622)	(22)%
Revenue	$65,645	$65,083	$562	1%

Revenue increased by $0.6 million, or 1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was attributable to a $6.2 million increase in automotive market revenue as a result of an increase in the volume of shipments offset by a decrease in average selling price attributable to product mix. Security surveillance market revenue decreased by $5.6 million due to a decrease in the volume of shipments and a decrease in average selling prices attributable to product mix.

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

Revenue by Geographic Region

The table below sets forth the major components of revenues by the geographic region to which products were delivered as a percentage of total revenues for the year ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
China	74%	69%
Taiwan	14	15
South Korea	9	10
Japan	2	4
Other	1	2
Total revenue	100%	100%

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$31,027	$29,185	$1,842	6%
Gross margin	53%	55%

Cost of revenue increased $1.8 million, or 6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Gross margin decreased to 53% for the year ended December 31, 2023 from 55% for the year ended December 31, 2022, due to changes in product mix and average unit selling prices. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and Development Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$7,180	$7,801	$(621)	(8)%

Research and development expense decreased $0.6 million, or 8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a $1.3 million decrease in tape-out and design service cost, partially offset by a $0.4 million increase in personnel cost, and a $0.1 million increase in software cost.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$9,413	$8,749	$664	8%

Selling, general and administrative expenses increased by $0.7 million, or 8%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. primarily due to a $0.3 million increase in professional service cost, a $0.3 million increase in personnel cost, and a $0.2 million increase in other general administrative expenses, partially offset by a $0.2 million decrease in stock-based compensation expenses.

Other income, net

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other income - net	$2,112	$246	$1,866	759%

Other income, net for the year ended December 31, 2023 increased by $1.9 million, or 759% as compared to the year ended December 31, 2022, primarily due to an increase in interest income.

Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,328	$1,931	$397	21%

The provision for income taxes increased by $0.4 million, or 21%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in the foreign-derived intangible income deduction, a reduction in windfall benefit of stock-based compensation deduction, and utilization of capitalized research and development expenses for tax purposes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash, cash equivalents and short-term investments as of December 31, 2023 were $65.5 million. We believe our existing cash, cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our Board of Directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the fiscal year ended December 31, 2023, cash used in financing activities consists primarily of $9.1 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this adopted dividend policy.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash provided by operating activities	$21,720	$19,621
Net cash used in investing activities	(18,183)	(18,559)
Net cash used in financing activities	(9,258)	(9,049)
Net decrease in cash and cash equivalents	$(5,721)	$(7,987)

Operating activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2023, net cash provided by operating activities was $21.7 million, due to net income of $17.8 million and net non-cash charges of $1.4 million, and net cash inflows from changes in operating assets and liabilities of $2.5 million.

Non-cash charges totaled $1.4 million, consisting of stock-based compensation of $1.6 million, amortization of operating lease right-of-use assets of $0.8 million, an increase in the inventory valuation adjustment of $0.9 million, and depreciation of $0.4 million, partially offset by an increase in deferred tax assets of $1.4 million, and accretion of premium on available-for-sale investments of $0.8 million.

Net cash inflows from changes in operating assets and liabilities totaled $2.5 million, consisting of a $3.3 million decrease in inventory, net of valuation adjustment, as units manufactured during the period and on hand were less than product sales, a $0.8 million increase in accrued liabilities due to the timing of vendor payments, Inflows were partially offset by outflows from a $0.8 million decrease in lease and other liabilities, a $0.4 million increase in prepaid expense and other current asset due to timing of payments and a $0.3 million decrease in account payable due to the timing of the vendor payments.

Investing activities

During the year ended December 31, 2023, cash used in investing activities was $18.2 million, due to a $47.9 million cash outflow used to purchase in debt securities, a $1.7 million in acquisition of business and intangible assets, a $0.3 million cash outflow used to purchase of property and equipment, partially offset by a $31.8 million cash inflow due to proceeds from maturities of debt securities.

Financing activities

During the year ended December 31, 2023, cash used in financing activities was $9.3 million, due to a $9.1 million in payments of dividends in February and July 2023, and a $0.2 million in payments for shares withheld for tax withholdings on vesting of restricted stock units, net of proceeds from the exercise of stock options.

Material Requirements from Contractual and Other Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2023 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Operating leases	$1,125	$561	$564	$—
Purchase commitments	1,690	740	950	—
Total	$2,815	$1,301	$1,514	$—

See Note 6 to the financial statements for a discussion of our commitments and contingencies. We believe that the liquidity provided by operating, investing and financing activities is adequate to meet our contractual obligations as described above.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

We prepare the Consolidated Financial Statements in conformity with GAAP, which requires us to make certain estimates and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable at the time the Consolidated Financial Statements are prepared and, as such, they may ultimately differ materially from actual results. Our accounting policies and recent accounting pronouncements are more fully described in Note 1 of the consolidated financial statements.

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

Goodwill and Intangible Assets

Goodwill

We have one operating segment in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting. We have similarly determined that we have one reporting unit, to which all goodwill is assigned, in accordance with ASC 350 Intangibles – Goodwill and Other. Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment and at a minimum annually and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.

We first perform a qualitative assessment to test the reporting unit's goodwill for impairment. Based on the qualitative assessment, if it is determined that the fair value of our reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, we compare the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.

Intangible Assets

We amortize our identifiable intangible assets over their estimated useful lives, which are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Determining the useful life of intangible assets requires judgment and an understanding of our planned use of the asset, among other factors. Intangible assets are tested for impairment qualitatively on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Significant judgment is involved in determining the assumptions used in estimating future cash flows. Refer to Note 3, Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Business Combinations

We account for business combinations using the purchase method of accounting. The acquisition purchase price is allocated to the underlying identified, tangible and intangible assets and liabilities assumed, based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair values of the identified assets and liabilities is recorded as goodwill and assigned to one reporting unit. The amounts and useful lives assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization expense. Determining the fair value of assets acquired and liabilities assumed and the expected useful life requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Acquisition-related expenses, if any, are recognized separately from the business combination and are expensed as incurred. Refer to Note 2, Acquisition in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31,2023 and 2022. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates in the years ended December 31, 2023 or 2022 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates for the years ended December 31, 2023 and 2022 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of investments during that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated income statements and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories, Valuation of Inventory - Refer to Notes 1 and 3 to the Financial Statements

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

Macias, Gini, and O’Connell LLP

We have served as the Company's auditor since 2022.
Irvine, California
March 15, 2024

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,671	$19,392
Short-term investments	51,788	25,289
Accounts receivable	40	105
Inventory-net	9,518	13,709
Prepaid expenses and other current assets	939	618
Total current assets	75,956	59,113
Property and equipment - net	522	634
Deferred tax assets	3,620	2,280
Right-of-use assets	1,045	983
Intangible asset-net	1,036	—
Goodwill	891	—
Long-term investments	500	9,737
Other assets	237	193
Total assets	$83,807	$72,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,707	$2,100
Accrued liabilities	2,322	1,564
Customer deposits	1,448	1,545
Lease liabilities	497	700
Dividend payable	4,599	4,551
Total current liabilities	10,573	10,460
Other liabilities	939	404
Total liabilities	11,512	10,864
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of December 31, 2023 and 2022; nil shares issued and outstanding as of December 31, 2023 and 2022.	—	—
Common stock, $0.0001 par value per share - 75,000,000 shares authorized as of December 31, 2023 and 2022; 18,395,682 and 18,198,737 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	27,477	26,046
Accumulated other comprehensive income (loss)	18	(147)
Retained earnings	44,798	36,175
Total stockholders’ equity	72,295	62,076
Total liabilities and stockholders' equity	$83,807	$72,940

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Income Statements and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022
Revenue	$65,645	$65,083
Cost of revenue	31,027	29,185
Gross profit	34,618	35,898
Operating expenses
Research and development	7,180	7,801
Selling, general and administrative	9,413	8,749
Total operating expenses	16,593	16,550
Income from operations	18,025	19,348
Other income - net	2,112	246
Income before income taxes	20,137	19,594
Income tax provision	2,328	1,931
Net income	$17,809	$17,663
Net income per share:
Basic	$0.97	$0.98
Diluted	$0.95	$0.95
Weighted-average shares outstanding used in computing net income per share:
Basic	18,316,464	18,108,369
Diluted	18,657,220	18,537,316
Comprehensive income:
Net income	$17,809	$17,663
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax (expense) benefit of ($ 44) and $32 for years ended December 31, 2023 and 2022, respectively	165	(121)
Comprehensive income	$17,974	$17,542

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2021	17,928,748	$2	$24,251	$(26)	$27,590	$51,817
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(121)	—	(121)
Issuance of common stock upon exercise of stock options and vesting of early exercised options	119,455	—	210	—	—	210
Issuance of common stock upon vesting of restricted stock units	173,375	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(22,841)	—	(228)	—	—	(228)
Stock-based compensation	—	—	1,813	—	—	1,813
Cash dividends declared ($0.50 per share)	—	—	—	—	(9,078)	(9,078)
Net income	—	—	—	—	17,663	17,663
Balances as of December 31, 2022	18,198,737	$2	$26,046	$(147)	$36,175	$62,076
Other comprehensive income - unrealized gain on available-for-sale debt securities				165		165
Issuance of common stock upon exercise of stock options	33,540		45			45
Issuance of common stock upon vesting of restricted stock units	186,750
Shares repurchased for tax withholdings on vesting of restricted stock units	(23,345)		(166)			(166)
Stock-based compensation			1,552			1,552
Cash dividends declared ($0.50 per share)					(9,186)	(9,186)
Net income					17,809	17,809
Balances as of December 31, 2023	18,395,682	$2	$27,477	$18	$44,798	$72,295

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$17,809	$17,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	418
Stock-based compensation	1,552	1,813
(Accretion) Amortization of premium on available-for-sale investments	(761)	65
Inventory valuation adjustment	863	925
Deferred income taxes	(1,399)	(1,667)
Noncash lease expense	752	741
Changes in operating assets and liabilities:
Accounts receivable	84	231
Inventory	3,330	(1,112)
Prepaid expenses and other current assets	(423)	376
Other assets	(50)	13
Accounts payable	(348)	217
Accrued liabilities	771	(115)
Customer deposits	(97)	770
Lease liabilities	(1,017)	(175)
Other liabilities	235	(542)
Net cash provided by operating activities	21,720	19,621
Cash Flows From Investing Activities
Purchase of property and equipment	(311)	(511)
Acquisition of business and intangible assets	(1,700)	—
Purchase of debt securities	(47,939)	(33,923)
Proceeds from maturities of debt securities	31,767	15,875
Net cash used in investing activities	(18,183)	(18,559)
Cash Flows From Financing Activities
Payment of dividends	(9,137)	(9,031)
Net proceeds from exercise of stock options	45	210
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(166)	(228)
Net cash used in financing activities	(9,258)	(9,049)
Net decrease in cash and cash equivalents	(5,721)	(7,987)
Cash and cash equivalents at beginning of period	19,392	27,379
Cash and cash equivalents at end of period	$13,671	$19,392

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,410	$3,345
Right-of-use assets obtained in exchange for lease liabilities	$814	$715
Supplemental Disclosure of Noncash Investing and Financing Information
Property and equipment purchased but not yet paid	$—	$58
Cash dividend declared but not yet paid	$4,599	$4,551
Indemnification obligation for acquisition of business and intangible assets	$300	$—

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

Use of Management’s Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Significant estimates included in the consolidated financial statements include inventory valuation, valuation allowance for recorded deferred tax assets, and the valuation of goodwill and net assets acquired via business combination. These estimates are based upon information available as of the date of the consolidated financial statements. Actual results could differ materially from those estimates.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2023	2022
Customer
Customer A	40%	47%
Customer B	11%	*
End-Customer
End-Customer A (1)	24%	33%

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

Fair Value of Financial Instruments

The Company estimates the fair value of certain financial assets and liabilities based on available market information and valuation methodologies considered to be appropriate. The valuation techniques used to measure the fair values of the instrument are based on quoted market prices or model-driven valuation using inputs derived from or corroborated by observable market data. See Note 4 “Fair Value Measurements of Financial Instruments” of these Notes to Consolidated Financial Statements for a further discussion on the fair value of financial instruments.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished goods parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2023 and 2022 was $0.9 million and $0.9 million, respectively.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity incentive awards, including stock options and restricted stock unit awards, based on the grant date fair value of the award. The fair value of a stock option award is estimated using the Black-Scholes option pricing model which requires the Company to estimate certain key assumptions including, stock price, future stock price volatility, expected term of the options, risk free rates, and dividend yields. The fair value of a restricted stock unit is determined based on the fair value of the Company’s common stock on the date of grant. The Company adjusts compensation expense for forfeiture of equity incentive awards as they occur. The resulting cost is recognized over the period that the employee is required to provide services for the award, which is usually the vesting period. The Company recognizes compensation expense over the vesting period using the straight-line method and classifies these amounts based on the department to which the related employee is assigned. See Note 9 “Stock-Based Compensation” for a description of the Company’s stock-based employee compensation plans and the assumptions the Company uses to calculate the fair value of stock-based employee compensation.

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

Recently Issued Accounting Pronouncements Not Yet Adopted (As of December 31, 2023)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024. The company plans to adopt the guidance prior to the effective date and has not early adopted for the annual period ending December 31, 2023. The impact of this guidance is not expected to have any material impact on the disclosure of the company’s consolidated financial statements.

In December, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to income tax disclosure. This guidance modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The guidance also requires entities to disclose their income tax payments to international, federal and state and local jurisdictions, among other changes. The guidance is effective for fiscal years beginning after December 15, 2024. The company plans to adopt the guidance prior to the effective date and has not early adopted for the annual period ending December 31, 2023. The impact of this guidance is not expected to have any material impact on the company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The guidance is effective for fiscal years beginning after December 15, 2022 for reporting companies that are eligible to be smaller reporting companies under the SEC’s definition, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

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

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805. The table below summarizes the allocation of fair value to the assets acquired on the date of acquisition under the acquisition method of accounting.

The consideration transferred included the following (in thousands):

Amount
Cash consideration	$1,700
Security for the indemnification obligations (1)	300
Total consideration	$2,000

Acquired intellectual property	$1,090
Goodwill	891
Other assets	19
Total acquired assets	$2,000

(1) The $0.3 million that was retained by the Company at closing as security for the indemnification obligations of Broadvis Corporation is expected to be released in January 2025, barring unforeseen circumstances.

The significant estimates and assumptions used by the Company in the determination of the fair value of the acquired intellectual property intangible assets includes revenue growth rate, expected remaining life, and discount rate. The goodwill resulting from the transaction is attributable to assembled workforce, anticipated future intellectual property, expected future new customers, and other unidentifiable and inseparable intangible assets. The fair value of acquired assets was measured as of the acquisition date based on a valuation report provided by a third-party valuation expert. Acquisition-related costs were immaterial and were expensed as incurred. Pro forma historical results of operations related to the acquisition have not been presented because they are not significant to the Company's consolidated financial statements, either individually or in the aggregate.

3. Balance Sheet Components

Inventory, net

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Work in process-net	$4,795	$8,621
Finished goods-net	4,723	5,088
Total inventory-net	$9,518	$13,709

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Computer equipment and software	$2,759	$2,521
Leasehold improvements	94	94
Furniture	36	36
Total property and equipment	2,889	2,651
Less: accumulated depreciation	(2,367)	(2,017)
Total property and equipment - net	$522	$634

The Company recorded $0.4 million and $0.4 million of depreciation expense for each of the years ended December 31, 2023 and 2022, respectively.

Intangible assets, net and goodwill

Goodwill as of December 31, 2023 and 2022 was $0.9 million and nil, respectively. Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. The goodwill is expected to be amortized over 15 years for tax purpose.

Changes in the carrying amount of goodwill for the year ended December 31, 2023 are as follows (in thousands):

Total
Goodwill at December 31, 2022	$—
Acquisition	891
Adjustments	—
Goodwill at December 31, 2023	$891

Intangible assets, except goodwill consist of the following (in thousands):

December 31,
2023
Acquired intellectual property	$1,090
Total finite-lived intangible assets	1,090
Less: accumulated amortization	(54)
Total finite-lived intangible assets, net	$1,036

The amortization expenses of intangible assets for the year ended December 31, 2023 and 2022 were $54,000 and nil, respectively.

The acquired intellectual property is amortized over 10 years. As of December 31, 2023, expected amortization expense for the unamortized intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2024	$109
2025	109
2026	109
2027	109
2028	109
Thereafter	491
Total	$1,036

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Payroll-related expenses	$983	$812
Taxes payable	468	152
Accrued inventory	401	71
Engineering services	199	282
Accrued warranty	180	173
Other	68	22
Professional fees	23	52
Total accrued liabilities	$2,322	$1,564

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.4 million and $1.5 million as of December 31, 2023 and December 31, 2022, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the year ended December 31, 2023, the Company recognized $1.5 million of revenue from the December 31, 2022 customer deposits balance.

4. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificate of deposit	$3,633	$1	$—	$3,634
Treasury bill	37,624	76	—	37,700
Government agency bonds	2,600	—	(3)	2,597
Corporate bonds	11,504	—	(51)	11,453
Total available-for-sale securities	$55,361	$77	$(54)	$55,384
Reported in:
Cash and cash equivalents				$3,096
Short-term investments				51,788
Long-term investments				500
Total available-for-sale securities				$55,384

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificate of deposit	$4,007	$—	$—	$4,007
Treasury bill	3,983	1	—	3,984
Money market funds	2,183	—	—	2,183
Commercial paper	13,631	—	(20)	13,611
Government agency bonds	3,391	1	(19)	3,373
Corporate bonds	21,654	1	(149)	21,506
Total available-for-sale securities	$48,849	$3	$(188)	$48,664
Reported in:
Cash and cash equivalents				$13,638
Short-term investments				25,289
Long-term investments				9,737
Total available-for-sale securities				$48,664

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$54,859	$54,884	$39,012	$38,927
Due between one to two years	502	500	9,837	9,737
	$55,361	$55,384	$48,849	$48,664

The Company had 31 investments in unrealized loss positions as of December 31, 2023. 21 of such investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $ 19.7 million with unrealized losses of $ 0.1 million as of December 31, 2023. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2023.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of December 31, 2023.

There were no sales of available-for-sale securities for the years ended December 31, 2023 and 2022.

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

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of December 31, 2023
Financial assets - available-for-sale securities
Certificate of deposit	$—	$3,634	$3,634
Treasury bills	2,198	35,502	37,700
Government agency bonds	600	1,997	2,597
Corporate bonds	10,953	500	11,453
Total financial assets - available-for-sale securities	$13,751	$41,633	$55,384
As of December 31, 2022
Financial assets - available-for-sale securities
Certificate of deposit	$4,007	$—	$4,007
Treasury bills	3,984	—	3,984
Money market funds	2,183	—	2,183
Commercial paper	$—	13,611	13,611
Government agency bonds	—	3,373	3,373
Corporate bonds	—	21,506	21,506
Total financial assets - available-for-sale securities	$10,174	$38,490	$48,664

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
China	$49,060	$45,001
Taiwan	9,034	9,503
South Korea	5,614	6,533
Japan	1,193	2,593
Other	744	1,453
Total revenue	$65,645	$65,083

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Automotive	$45,169	$38,985
Security surveillance	20,476	26,098
Total revenue	$65,645	$65,083

Long-lived assets per geographic region were as follows (in thousands):

	December 31,	December 31,
	2023	2022
Taiwan	$308	$389
China	176	179
United States	29	52
South Korea	6	6
Japan	3	8
Total property and equipment - net	$522	$634

6. Commitments and Contingencies

The Company’s leases are recorded as operating lease right-of-use (“ROU”) assets and operating leases liabilities. The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancelable lease agreements expiring through fiscal year 2026. The Company’s lease agreements do not include variable lease payments or any restrictions or covenants. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s lease assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have yet to commence.

The right-of-use assets and lease liabilities related to operating leases are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Right-of-use assets	$1,045	$983
Lease liabilities － Current	$497	$700
Lease liabilities － Non-Current	531	284
Total lease liabilities	$1,028	$984

Rent expense under operating leases was $0.8 million and $0.8 million, for the years ended December 31, 2023 and 2022, respectively. The rent expense recognized from short-term leases was $24,000 for each of the years ended December 31, 2023 and 2022.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities for each year as follows (dollars in thousands):

	December 31,
	2023	2022
Operating lease cost	$775	$793
Cash paid for operating leases	$790	$788
Right-of-use assets obtained in exchange for operating lease liabilities (1)
New leases commenced during the period	$814	$715
Weighted average remaining term for operating leases	1.84 years	1.41 years
Weighted average discount rate for operating leases	8.1%	5.6%

(1)

During the year ended December 31, 2023, the Company extended the term of its leases for the United States Headquarters and South Korea. Both leases were treated as a modification but not as a separate contract, as no additional right-of-use was granted and lease modification was accounted for as a non-cash change in existing lease liabilities and the right-of-use assets. In addition, the Company entered into two lease agreements for new office spaces in China and one lease agreement for brand new office space in South Korea, and additional right-of-use was granted.

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

As of December 31, 2023, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2024	$561
2025	407
2026	157
Total	$1,125
Less effects of discounting	(97)
Lease liabilities recognized	$1,028

Purchase Commitments

As of December 31, 2023, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments are $0.7 million, $0.7 million and $0.3 million for the years ended December 31, 2024, 2025 and 2026, respectively.

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

7. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2023 and 2022. The shares of preferred stock issued and outstanding was nil as of December 31, 2023 and 2022.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2023 and 2022. As of December 31, 2023, the shares of common stock issued and outstanding were 18,395,682. As of December 31, 2022, the shares of common stock issued and outstanding were 18,198,737.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2023
Outstanding stock awards	1,051,606
Shares available for future issuance under the 2017 Stock Incentive Plan	7,057,446
Total common stock reserved for future issuances	8,109,052

Dividend

On December 15, 2023, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2023 in the amount of $4.6 million and is payable to stockholders of record as of the close of business on January 31, 2024. The payment date for the first installment on its shares of common stock (including common stock underlying JDS) was February 15, 2024. The second installment of the dividend is not accrued as of December 31, 2023 because it is anticipated to be paid in the third fiscal quarter of 2024 and the declaration of the second installment is subject to the board of director’s approval and in accordance with applicable law.

On December 16, 2022, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2023 to stockholders of record as of the close of business on January 31, 2023. The second installment of the dividend was paid in July 2023 to stockholders of record as of the close of business on June 30, 2023. The aggregate amount of the two dividend payments was $9.1 million.

8. Equity Incentive Plan

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

On November 7, 2023, the board of directors of the Company determined not to increase the number of shares of the Company’s common stock authorized for issuance under its 2017 Stock Incentive Plan for the 2024 fiscal year, which would have been otherwise subject to a four percent (4%) annual increase on January 1, 2024.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2022	6,674,252
Authorized	727,949
Granted	(419,750)
Canceled	74,995
As of December 31, 2023	7,057,446

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2021	584,243	$2.51	5.0	$7,438
Granted	—	—
Exercised	(119,455)	1.76
Canceled	(167)	2.93
As of December 31, 2022	464,621	$2.70	4.2	$2,106
Granted	—	—
Exercised	(33,540)	1.34
Canceled	—	-
As of December 31, 2023	431,081	$2.81	3.3	$3,305
Options vested, expected to vest and exercisable as of December 31, 2023	431,081	2.81	3.3	3,305

The stock options outstanding and exercisable by exercise price at December 31, 2023 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.16	3,000	0.1	$0.16
0.37	10,000	1.6	0.37
0.97	8,000	1.9	0.97
2.51	51,780	2.7	2.51
2.89	40,000	3.2	2.89
2.93	238,734	3.4	2.93
3.18	79,567	3.6	3.18
	431,081	3.3	2.81

The aggregate intrinsic value of options exercised for the years ended December 31, 2023 and 2022 was $0.2 million and $1.3 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over five years and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2021	474,450	$9.28
Granted	225,500	8.14
Released	(150,534)	11.25
Canceled	(110,241)	8.17
As of December 31, 2022	439,175	$8.41
Granted	419,750	7.05
Released	(163,405)	7.13
Canceled	(74,995)	7.48
As of December 31, 2023	620,525	$7.63

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

9. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2023	2022
Cost of revenue	$142	$147
Research and development	559	581
Selling, general and administrative	851	1,085
Total	$1,552	$1,813

The remaining unrecognized stock-based compensation related to non-vested awards was $4.0 million as of December 31, 2023 and will be recognized over a weighted average remaining period of approximately 4.9 years. The Company’s stock-based compensation expense related to stock option issuance is based on the estimated fair value of the option award at grant date calculated using the Black-Scholes option-pricing model. The Company has not issued stock options since its IPO in 2017; the following valuation assumptions relate to the stock options issued prior to its IPO and to restricted stock units issued subsequently. Expense is recognized on a straight-line basis over the employee’s service period.

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

Employee Stock Awards

The weighted-average grant date fair value for employee restricted stock units for the years ended December 31, 2023 and 2022 was $7.63 and $8.14, respectively, utilizing the JDS price on the date of grant.

Non-Employee Stock Awards

The Company did not grant any stock awards to non-employees during the years ended December 31, 2023 and 2022. Non-employee stock awards are measured at fair value on the grant date and the relating stock-based compensation expense is recognized as awards vest.

10. Employee 401(k) Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has not made any matching contributions to the 401(k) Plan to date.

11. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2023	2022
Numerator:
Basic and diluted:
Net income	$17,809	$17,663
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,316,464	18,108,369
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	340,756	428,947
Weighted-average shares outstanding used in computing diluted net income per share	18,657,220	18,537,316
Net income per share:
Basic	0.97	$0.98
Diluted	0.95	$0.95

The potentially dilutive securities outstanding related to stock options as of December 31, 2023 and 2022 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 179,000 and 146,000 shares, respectively.

12. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Domestic	$19,620	$19,391
Foreign	517	203
Income before income taxes	$20,137	$19,594

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2023	2022
Current:
Federal	$3,644	$3,536
Foreign	66	58
State	1	1
Total Current	3,711	3,595
Deferred - net	(1,383)	(1,664)
Provision for income taxes	$2,328	$1,931

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2023	2022
U.S. statutory federal taxes at statutory rate	21.00%	21.00%
State taxes - net of federal benefit	0.10	0.01
Research and development benefit	(0.91)	(0.91)
Stock-based compensation	0.83	0.33
Foreign derived intangible income (FDII)	(9.73)	(11.05)
Permanent items and other	0.06	0.11
Change in valuation allowance	0.21	0.37
Effective tax rate	11.56%	9.86%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$53	$85
Research and other credits	721	652
Accruals	622	508
Lease liability	176	115
Intangibles	171	174
Capitalization of R&D expenses	2,769	1,523
Stock-based Compensation	105	131
Other	40	70
Total deferred tax assets	4,657	3,258
Valuation allowance	(778)	(737)
Deferred tax liabilities:
Property and equipment, net	$(76)	(128)
Right-of-use assets	(178)	(113)
Other	(5)	—
Total deferred tax liabilities	(259)	(241)
Deferred tax assets - net	$3,620	$2,280

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible or includable in taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of current period taxable income and its expected recurring profitability, management believes it is more likely than not that the Company will realize benefits of deductible differences and thus has not recorded a full valuation allowance at the federal level. However, the Company believes it is more likely than not that the Company will not realize the state benefits of deductible differences due to existing attributes available to offset future taxable income and liability. As such, a full valuation allowance is recorded at the state level.

As of December 31, 2023, the Company had net operating loss carryforwards (“NOL”) of nil for U.S. federal income tax purposes and approximately $0.8 million for California state income tax purposes. These NOL carryforwards will begin to expire in 2033 if unused. As of December 31, 2023, the Company had U.S. federal and California state tax credit carryforwards of nil and $ 1.2 million, respectively. The California tax credit carryforward carries forward indefinitely.

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

As of December 31, 2023, the Company had gross unrecognized tax benefits, excluding interest, of approximately $0.1 million for U.S. federal and $0.3 million for California state due to research and development credits. The reversal of the uncertain tax benefits would impact the effective tax rate.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2023	2022
Balance at the beginning of the year	$391	$356
Increases related to current year tax positions	55	58
Decreases related to current year tax positions	(39)	(23)
Balance at the end of the year	$407	$391

The Company recognizes interest and penalties related to unrecognized tax positions in provision for income taxes on the Consolidated Income Statements and Comprehensive Income. The Company had approximately $6,200 and $4,200 of accrued interest and penalties related to uncertain tax positions as of December 31, 2023 and 2022, respectively.

The Company files income tax returns in the U.S. federal, California, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2019 for federal purposes and 2018 for state purposes, except in certain limited circumstances. The Company's NOL and credit carryforwards from all years may be subject to adjustment for four years for California following the year in which utilized. Since the company has California NOLs carryforwards from 2012 which remain subject to adjustment for four years following the year in which utilized, tax years 2012-2022 may remain open for state audit. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

The Company is not currently under audit with either the IRS or any state or local jurisdiction, nor has it been notified of any other potential future state income tax audit.

The CHIPS and Science Act of 2022 (CHIPS) and the Inflation Reduction Act (IRA) of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company has concluded that the impact of any of the provisions included in CHIPS and IRA acts will not have a material impact on the Company's 2023 financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.

Item 9B. Other Information

(b) Trading Plans

During the three months ended December 31, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “ Directors and Nominees,” “Executive Officers of the Registrant,” “Board Committees – Audit Committee and Financial Expert,” and “Hedging Transactions” contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”).

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

10.4

Lease between the Company and Silicon Valley Center Office LLC, dated September 22, 2014, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.5

First Amendment to Lease, dated October 31, 2016, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 11, 2021).

10.6

Second Amendment to Lease, dated October 7, 2019, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 13, 2020).

10.7

Third Amendment to Lease, dated August 9, 2021, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q filed on November 10, 2021).

10.8	Fourth Amendment to Lease, dated November 20, 2023, by and between the Company and Silicon Valley Center Office LLC.

10.9#	Offer Letter, dated August 26, 2022, by and between the Company and Arthur Nguyen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2022).
10.10#	Offer Letter, dated September 28, 2023, by and between the Company and Darron Ma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2023).

10.11#	Offer Letter, dated December 13, 2023, by and between the Company and Michelle P. Ho (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2023).

16.1	Letter from BDO USA, LLP dated September 8, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 13, 2022).
21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 15, 2019).
23.1†	Consent of Independent Registered Public Accounting Firm.

24.1†	Power of Attorney (included in the signature page hereof).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TECHPOINT, INC.

Date: March 15, 2024	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fumihiro Kozato and Michelle P. Ho, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fumihiro Kozato	President and Chief Executive Officer	March 15, 2024
Fumihiro Kozato	(Principal Executive Officer)

/s/ Michelle P. Ho	Interim Chief Financial Officer	March 15, 2024
Michelle P. Ho	(Principal Financial and Accounting Officer)

/s/ Dr. Feng Kuo	Director	March 15, 2024
Dr. Feng Kuo

/s/ Robert Cochran	Director	March 15, 2024
Robert Cochran

/s/ Fun-Kai Liu	Director	March 15, 2024
Fun-Kai Liu

/s/ Dr. Noriko Endo	Director	March 15, 2024
Dr. Noriko Endo

/s/ Dr. Yaichi Aoshima	Director	March 15, 2024
Dr. Yaichi Aoshima