Form 10-Q
period 2024-03-31
Techpoint, Inc.
filed 2024-05-15
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 18,465,679 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,756	$13,671
Short-term investments	53,014	51,788
Accounts receivable	45	40
Inventory	11,071	9,518
Prepaid expenses and other current assets	846	939
Total current assets	76,732	75,956
Property and equipment, net	409	522
Deferred tax assets	3,881	3,620
Right-of-use assets	925	1,045
Intangible assets, net	1,008	1,036
Goodwill	891	891
Long-term investments	—	500
Other assets	199	237
Total assets	$84,045	$83,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,454	$1,707
Accrued liabilities	3,351	2,322
Customer deposits	846	1,448
Lease liabilities	453	497
Dividend payable	—	4,599
Total current liabilities	6,104	10,573
Other liabilities	850	939
Total liabilities	6,954	11,512
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of March 31, 2024 and December 31, 2023; nil shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 18,432,450 and 18,395,682 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	27,894	27,477
Accumulated other comprehensive loss	22	18
Retained earnings	49,173	44,798
Total stockholders’ equity	77,091	72,295
Total liabilities and stockholders’ equity	$84,045	$83,807

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$16,311	$14,142
Cost of revenue	7,515	6,497
Gross profit	8,796	7,645
Operating expenses
Research and development	2,084	2,112
Selling, general and administrative	2,520	2,230
Total operating expenses	4,604	4,342
Income from operations	4,192	3,303
Other income, net	773	479
Income before income taxes	4,965	3,782
Provision for income taxes	585	406
Net income	$4,380	$3,376
Net income per share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.18
Weighted average shares outstanding used in computing net income per share
Basic	18,431,048	18,231,078
Diluted	18,927,227	18,597,290
Comprehensive income:
Net income	$4,380	$3,376
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale debt securities, net of tax expense of $1 and $8 for the three months ended March 31, 2024 and 2023, respectively	4	32
Comprehensive income	$4,384	$3,408

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

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive income (loss)	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2023	18,395,682	$2	$27,477	$18	$44,798	$72,295
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	4	—	4
Issuance of common stock upon exercise of stock options	13,000	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units	27,575	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,807)	—	(39)	—	—	(39)
Stock-based compensation	—	—	399	—		399
Cash dividend adjustments	—	—	—	—	(5)	(5)
Net income	—	—	—	—	4,380	4,380
Balances as of March 31, 2024	18,432,450	$2	$27,894	$22	$49,173	$77,091

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$4,380	$3,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	101
Stock-based compensation	399	362
Accretion of premium on available-for-sale investments	(378)	(157)
Gain on disposal of fixed asset	(132)	—
Inventory valuation adjustment	50	43
Deferred income taxes	(265)	(357)
Noncash lease expense	178	177
Unrealized gain	(58)	—
Changes in operating assets and liabilities:
Accounts receivable	(5)	(46)
Inventory	(1,603)	(93)
Prepaid expenses and other current assets	130	(186)
Other assets	38	2
Accounts payable	(63)	(491)
Accrued liabilities	1,029	765
Customer deposits	(602)	185
Lease liabilities	(102)	4
Other liabilities	(89)	(170)
Net cash provided by operating activities	2,999	3,515
Cash Flows From Investing Activities
Purchase of property and equipment	(9)	(57)
Purchase of debt securities	(21,177)	(8,034)
Proceeds from maturities of debt securities	20,857	2,300
Net cash used in investing activities	(329)	(5,791)
Cash Flows From Financing Activities
Payment of dividends	(4,603)	(4,555)
Net proceeds from exercise of stock options	57	29
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(39)	(35)
Net cash used in financing activities	(4,585)	(4,561)
Net decrease in cash and cash equivalents	(1,915)	(6,837)
Cash and cash equivalents at beginning of period	13,671	19,392
Cash and cash equivalents at end of period	$11,756	$12,555

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$36	$36
Supplemental Disclosure of Noncash Investing and Financing Information
Right-of-use assets obtained in exchange for lease liabilities	$58	$—
Property and equipment purchased but not yet paid	$—	$19
Vender credit received upon disposal of fixed asset	$58	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2024	2023
Customer
Customer A	37%	47%
Customer B	11%	*
End-Customer
End-Customer A (1)	16%	27%

* Less than 10%

(1)
Sales to End-Customer A primarily occurred through Customer A.

Concentration of Supplier Risk

The Company currently relies on Taiwan Semiconductor Manufacturing Company Limited and United Microelectronics Corporation (formerly Fujitsu Electronics America, Inc.) to produce substantially all of its semiconductors. Also, it relies on Advanced Semiconductor Engineering, Inc., Sigurd Microelectronics Corporation, ATX Semiconductor (Shanghai) Co., Ltd, and Chizhou Hisemi Electronics Technology Co., Ltd to assemble, package and test substantially all of its semiconductors to satisfy substantially all of the Company’s production requirements. The failure of any subcontractor to fulfill the production requirements of the Company on a timely basis would adversely impact future results. Although there are other subcontractors that are capable of providing similar services, an unexpected change in either subcontractor would cause delays in the Company’s products and potentially result in a significant loss of revenue.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance prior to its effective date and has not early adopted such guidance for the period ending March 31, 2024. The impact of this guidance is not expected to have any material impact on the disclosure of the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to income tax disclosure. This guidance modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign operations) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign operations). This guidance also requires entities to disclose their income tax payments to international, federal and state and local jurisdictions. This guidance becomes effective for fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance prior to the effective date and has not early adopted for the period ending March 31, 2024. The impact of this guidance is not expected to have any material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported current/total assets, current/total liabilities, or results of operations.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Work in process	$6,654	$4,795
Finished goods	4,417	4,723
Total inventory	$11,071	$9,518

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Machinery, Computer equipment and software	$2,576	$2,759
Leasehold improvements	94	94
Furniture	38	36
Total property and equipment	2,708	2,889
Less: accumulated depreciation	(2,299)	(2,367)
Total property and equipment, net	$409	$522

The Company recorded $0.1 million of depreciation expense for each of the three months ended March 31, 2024 and 2023.

Intangible assets, net and goodwill

Goodwill as of March 31, 2024 and December 31, 2023 was $0.9 million and $0.9 million, respectively. Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. The Company is not aware of any events or circumstances indicating impairment of goodwill during the period.

Changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows (in thousands):

Total
Goodwill at December 31, 2023	$891
Adjustments	—
Goodwill at March 31, 2024	$891

Intangible assets, except goodwill consist of the following (in thousands):

March 31,
2024
Acquired intellectual property	$1,090
Total finite-lived intangible assets	1,090
Less: accumulated amortization	(82)
Total finite-lived intangible assets, net	$1,008

The amortization expenses of intangible assets were $27,000 and nil as of March 31, 2024 and 2023, respectively.

Acquired intellectual property is amortized over 10 years of its useful life. As of March 31, 2024, expected amortization expense for the unamortized intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$82
2025	109
2026	109
2027	109
2028	109
Thereafter	490
Total	$1,008

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll-related expenses	$1,326	$983
Taxes payable	1,256	468
Accrued inventory	254	401
Engineering service	196	199
Accrued warranty	178	180
Professional fees	108	23
Other	33	68
Total accrued liabilities	$3,351	$2,322

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.8 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. During the three months ended March 31, 2024, the Company recognized $1.4 million of revenue from the December 31, 2023 customer deposits balance.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$3,901	$—	$(1)	$3,900
Treasury bills	42,322	94	(28)	42,388
Government agency bonds	512	—	(1)	511
Corporate bonds	9,446	—	(35)	9,411
Total available-for-sale securities	$56,181	$94	$(65)	$56,210
Reported in:
Cash and cash equivalents				$3,196
Short-term investments				53,014
Long-term investments				—
Total available-for-sale securities				$56,210

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$3,633	$1	$—	$3,634
Treasury bills	37,624	76	—	37,700
Government agency bonds	2,600	—	(3)	2,597
Corporate bonds	11,504	—	(51)	11,453
Total available-for-sale securities	$55,361	$77	$(54)	$55,384
Reported in:
Cash and cash equivalents				$3,096
Short-term investments				51,788
Long-term investments				500
Total available-for-sale securities				$55,384

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,181	$56,210	$54,859	$54,884
Due between one to two years	—	—	502	500
	$56,181	$56,210	$55,361	$55,384

The Company had 68 investments in unrealized loss positions as of March 31, 2024. 53 of such investments have been in unrealized loss positions for less than twelve months. The total Fair Value of such investments is $47.6 million with unrealized losses of approximately $0.1 million as of March 31, 2024. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the three months ended March 31, 2024.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of March 31, 2024.

There were no sales of available-for-sale securities for the three months ended March 31, 2024 and 2023.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of March 31, 2024
Financial assets - available-for-sale securities
Certificates of deposit	$—	3,900	$3,900
Treasury bills	—	42,388	42,388
Governmental agency bonds	—	511	511
Corporate bonds	9,411	—	9,411
Total financial assets - available-for-sale securities	$9,411	$46,799	$56,210

As of December 31, 2023
Financial assets - available-for-sale securities
Certificates of deposit	$—	$3,634	$3,634
Treasury bills	2,198	35,502	37,700
Governmental agency bonds	600	1,997	2,597
Corporate bonds	10,953	500	11,453
Total financial assets - available-for-sale securities	$13,751	$41,633	$55,384

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
China	$12,227	$10,519
Taiwan	2,340	1,771
South Korea	1,161	1,373
Japan	192	381
Other	391	98
Total revenue	$16,311	$14,142

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Automotive	$12,481	$8,797
Security surveillance	3,830	5,345
Total revenue	$16,311	$14,142

Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Taiwan	$264	$308
China	113	176
United States	20	29
South Korea	9	6
Japan	3	3
Total property and equipment - net	$409	$522

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

The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

		December 31,
	March 31, 2024	2023
Right-of-use assets	$925	$1,045

Lease liabilities －Current	$453	$497
Lease liabilities － Non-Current	432	531
Total lease liabilities	$885	$1,028

Rent expense under operating leases was $0.2 million for each of the three months ended March 31, 2024 and 2023.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended March 31, 2024 and 2023.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$200	$190
Cash paid for operating leases	$219	$185
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$58	$—
Weighted average remaining term for operating leases	1.85	1.17 years
Weighted average discount rate for operating leases	8.1%	5.6%

(1) During the three months ended March 31, 2024, the Company extended the term of its lease in Taiwan. This lease was treated as a modification and accounted for as a non-cash change in existing lease liabilities and the right-of-use assets.

During the three months ended March 31, 2023, the Company did not enter into any new lease or lease modification.

As of March 31, 2024, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$392
2025	417
2026	157
Total	966
Less effects of discounting	(81)
Total lease liabilities	$885

Purchase Commitments

As of March 31, 2024, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments total $0.5 million for the remaining nine months ending December 31, 2024, $0.7 million for the year ending December 31, 2025, and $0.3 million for the year ending December 31, 2026.

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

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of March 31, 2024 and December 31, 2023. There were no shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the shares of common stock issued and outstanding totaled 18,432,450. As of December 31, 2023, the shares of common stock issued and outstanding were 18,395,682.

The Company has reserved the following number of shares of common stock for future issuances:

March 31, 2024
Outstanding stock awards	1,006,331
Shares available for future issuance under the 2017 Stock Incentive Plan	7,065,953
Total common stock reserved for future issuances	8,072,284

Dividend

On December 15, 2023, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal year 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2024 in the aggregate amount of $4.6 million to stockholders of record as of the close of business on January 31, 2024. The second installment of the dividend has not accrued as of March 31, 2024 because it is anticipated to be paid in the third fiscal quarter of 2024 and the declaration of the second installment is subject to the approval of the Company’s board of directors and applicable law.

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

On November 7, 2023, the board of directors of the Company determined not to increase the number of shares of the Company’s common stock authorized for issuance under its 2017 Plan for the 2024 fiscal year, which would have been otherwise subject to a four percent (4%) annual increase on January 1, 2024.

The Company’s stock award activity under the 2017 Plan is summarized as follows:

Awards Available for Grant
As of December 31, 2023	7,057,446
Authorized	—
Granted	(5,000)
Canceled	13,507
As of March 31, 2024	7,065,953

Stock Options

The Company’s stock option activity under the 2017 Plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2023	431,081	$2.81	3.3	$3,305
Granted	—	—
Exercised	(13,000)	2.48
Canceled	—
As of March 31, 2024	418,081	2.83	3.0	2,490
Options vested and exercisable as of March 31, 2024	418,081	2.83	3.0	2,490

The stock options outstanding and exercisable by exercise price as of March 31, 2024 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.37	10,000	1.3	$0.37
0.97	8,000	1.6	0.97
2.51	46,780	2.4	2.51
2.89	40,000	2.9	2.89
2.93	233,734	3.2	2.93
3.18	79,567	3.3	3.18
	418,081	3.0	2.83

The aggregate intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.1 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2023	620,525	$7.63
Granted	5,000	9.82
Released, net	(23,768)	10.35
Canceled	(13,507)	10.06
As of March 31, 2024	588,250	7.59

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	$30	$36
Research and development	150	119
Selling, general and administrative	219	207
Total	$399	$362

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Basic and Diluted:
Net income	$4,380	$3,376
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,431,048	18,231,078
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	496,179	366,212
Weighted-average shares used in computing diluted net income per share	18,927,227	18,597,290
Net income per share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.18

The potentially dilutive shares of common stock outstanding for the three months ended March 31, 2024 and 2023 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 73,000 and 245,000 shares, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Domestic	$4,903	$3,722
Foreign	62	60
Income before income taxes	$4,965	$3,782

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$577	$400
Foreign	8	6
Provision for income taxes	$585	$406

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

As of March 31, 2024, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

As of March 31, 2024, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal, California, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2019 for federal purposes and 2018 for state purposes, except in certain limited circumstances. In California, the Company's net operating loss (“NOL”) and credit carryforwards from all years may be subject to adjustment for four years for California following the year in which utilized. Currently, the Company has California NOLs and credit carryforwards from 2012 which remain subject to adjustment for four years following the year in which utilized, and therefore tax years 2012 through 2022 may remain open for state audit. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

The CHIPS and Science Act of 2022 ("CHIPS") and the Inflation Reduction Act ("IRA") of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company has concluded that the impact of any of the provisions included in CHIPS and IRA acts did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024.

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
•
the impact of potential tax adjustments;
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

General Background

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the notes to those statements that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the notes to those statements that appear in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the automotive and security surveillance markets. We began shipping our products in 2013 and to date, we have sold over 429 million integrated circuits. Our revenue was $16.3 million and $14.1 million for the three months ended March 31, 2024 and 2023, respectively. The automotive market accounted for 77% and 62% of our revenue for the three months ended March 31, 2024 and 2023, respectively. The security surveillance market accounted for 23% and 38% of our revenue for the three months ended March 31, 2024 and 2023, respectively. We recognized $12.5 million and $8.8 million of revenue on sales into the automotive market for the three months ended March 31, 2024 and 2023, respectively. In addition, we recognized $3.8 million and $5.3 million of revenue on sales into the security surveillance market for the three months ended March 31, 2024 and 2023, respectively. We recorded net income of $4.4 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to OEM/ODM. For the three months ended March 31, 2024 and 2023, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended March 31, 2024 and 2023, our research and development expense was $2.1 million and $2.1 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2024, we had 102 employees, 39 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 16% and 27% of our revenue for the three months ended March 31, 2024 and 2023, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue	$16,311	$14,142
Cost of revenue (1)	7,515	6,497
Gross profit	8,796	7,645
Operating expenses: (1)
Research and development	2,084	2,112
Selling, general and administrative	2,520	2,230
Total operating expenses	4,604	4,342
Income from operations	4,192	3,303
Other income (expense), net	773	479
Income before income taxes	4,965	3,782
Provision for income taxes	585	406
Net income	$4,380	$3,376

(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	$30	$36
Research and development	150	119
Selling, general and administrative	219	207
Total	$399	$362

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended
	March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	46	46
Gross profit	54	54
Operating expenses:
Research and development	13	15
Selling, general and administrative	15	16
Total operating expenses	28	31
Income from operations	26	23
Other income (expense), net	5	3
Income before income taxes	31	26
Provision for income taxes	4	3
Net income	27%	23%

Comparison of the Three Months ended March 31, 2024 and March 31, 2023

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Automotive	$12,481	$8,797	$3,684	42%
Security surveillance	3,830	5,345	(1,515)	(28)%
Revenue	$16,311	$14,142	$2,169	15%

Revenue increased by $2.2 million, or 15%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was primarily attributable to a $3.7 million increase in automotive market revenue as a result of an increase in the volume of shipments, offset by a decrease in average selling prices attributable to product mix. Security surveillance market revenue decreased by $1.5 million due to a decrease in the volume of shipments.

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

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
China	75%	74%
Taiwan	15	13
South Korea	7	10
Japan	1	2
Other	2	1
Total	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Cost of revenue	$7,515	$6,497	$1,018	16%
Gross margin	54%	54%

Cost of revenue increased by $1.0 million, or 16% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, and gross margins were flat with immaterial change for the three months ended March 31, 2024 and 2023.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Research and development	$2,084	$2,112	$(28)	(1)%

Research and development expenses remained flat with immaterial change for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Selling, general and administrative	$2,520	$2,230	$290	13%

Selling, general and administrative expenses increased by $0.3 million, or 13%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to a $0.2 million increase in compensation expense for personnel and a $0.1 million increase in other administrative costs.

Other income, net (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Other income, net	$773	$479	$294	61%

Other income, net increased by $0.3 million or 61% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a $0.2 million increase in interest income and a $0.1 million increase due to reimbursement of fixed asset purchased and depreciated previously.

Provision for income taxes (dollars in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Provision for income taxes	$585	$406	$179	44%

The provision for income taxes increased by $0.2 million, or 44%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in profit before taxes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash, cash equivalents, and short-term investments as of March 31, 2024 were $64.8 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our board of directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the three months ended March 31, 2024, cash used in financing activities consists primarily of $4.6 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this recently adopted dividend policy.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$2,999	$3,515
Net cash used in investing activities	(329)	(5,791)
Net cash used in financing activities	(4,585)	(4,561)
Net decrease in cash and cash equivalents	$(1,915)	$(6,837)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the three months ended March 31, 2024, net cash provided by operating activities was $3.0 million, due to net income of $4.4 million, net cash outflows from non-cash charges of $0.1 million and net cash outflows from changes in operating assets and liabilities of $1.3 million.

Net cash outflows from non-cash charges of $0.1 million consisted of the accretion of premium on available-for-sale investments of $0.4 million, an increase in deferred tax assets of $0.3 million, and gain on disposal of fixed asset of $0.1 million, partially offset by stock-based compensation of $0.4 million, amortization of operating lease right-of-use assets of $0.2 million, and depreciation and amortization of $0.1 million.

Net cash outflows from changes in operating assets and liabilities totaled $1.3 million, consisting of a $1.6 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were in excess of product sales, a $0.6 million decrease in customer deposit, and a $0.1 million decrease in accounts payable. Outflows were partially offset by the inflow from a $1.0 million increase in accrued liabilities due to the timing of payments to vendors.

During the three months ended March 31, 2023, net cash provided by operating activities was $3.5 million, due to net income of $3.4 million, non-cash charges of $0.2 million, and net cash outflows from changes in operating assets and liabilities of $30,000. Non-cash charges primarily consisted of operating lease amortization right-of-use assets of $0.2 million, stock-based compensation of $0.4 million, offset by increase in deferred tax assets of $0.4 million.Net cash outflows from changes in operating assets and liabilities totaled $30,000 consisting primarily of $0.7 million decrease in accounts payables and other liabilities, a $0.2 million increase in prepaid expenses and other current assets, a $0.1 million increase in inventory as units manufactured during the period and on hand were in excess of product sales, offset by inflows from a $0.8 million increase in accrued liabilities due to the timing of payments to vendors, and a $0.2 million increase in customer deposits.

Investing Activities

During the three months ended March 31, 2024, cash used in investing activities was $0.3 million, primarily attributable to investments in debt securities, net of proceeds from maturities of debt securities.

During the three months ended March 31, 2023, cash used in investing activities was $5.8 million, primarily attributable to investments in debt securities, net of proceeds from maturities of debt securities.

Financing Activities

During the three months ended March 31, 2024, cash used in financing activities was approximately $4.6 million, primarily due to the outflow of $4.6 million in dividend payments.

During the three months ended March 31, 2023, cash used in financing activities was approximately $4.6 million, primarily due to the outflow of $4.6 million in dividend payments.

Contractual Obligations

Our outstanding contractual obligations as of March 31, 2024 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$1,491	761	730	—
Operating leases	966	511	455	—

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a summary of our critical accounting estimates.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2024 and 2023. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2024 and 2023 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates in the three months ended March 31, 2024 and 2023 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. You should consider carefully these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

Item 5. Other Information.

(c) Trading Plans.

During the three months ended March 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Offer Letter, dated December 13, 2023, between the Company and Michelle P. Ho (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Techpoint, Inc.

Date: May 15, 2024	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Michelle P. Ho
Michelle P. Ho
Interim Chief Financial Officer (Principal Financial Officer)