Form 10-Q
period 2024-06-30
Techpoint, Inc.
filed 2024-08-09
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 18,550,521 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$23,577	$13,671
Short-term investments	43,928	51,788
Accounts receivable	178	40
Inventory	12,259	9,518
Prepaid expenses and other current assets	1,077	939
Total current assets	81,019	75,956
Property and equipment, net	404	522
Deferred tax assets	4,142	3,620
Right-of-use assets	739	1,045
Goodwill	891	891
Intangible assets, net	981	1,036
Long-term investments	—	500
Other assets	157	237
Total assets	$88,333	$83,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,517	$1,707
Accrued liabilities	3,316	2,322
Customer deposits	771	1,448
Lease liabilities	433	497
Dividend payable	4,626	4,599
Total current liabilities	10,663	10,573
Other liabilities	474	939
Total liabilities	11,137	11,512
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of June 30, 2024 and December 31, 2023; nil shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 18,507,490 and 18,395,682 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	28,272	27,477
Accumulated other comprehensive loss	39	18
Retained earnings	48,883	44,798
Total stockholders’ equity	77,196	72,295
Total liabilities and stockholders’ equity	$88,333	$83,807

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$16,779	$15,298	$33,090	$29,440
Cost of revenue	8,070	7,071	15,585	13,568
Gross profit	8,709	8,227	17,505	15,872
Operating expenses
Research and development	1,835	1,431	3,918	3,543
Selling, general and administrative	2,604	2,663	5,125	4,893
Total operating expenses	4,439	4,094	9,043	8,436
Income from operations	4,270	4,133	8,462	7,436
Other income, net	659	475	1,432	954
Income before income taxes	4,929	4,608	9,894	8,390
Provision for income taxes	593	558	1,178	964
Net income	$4,336	$4,050	$8,716	$7,426
Net income per share:
Basic	$0.23	$0.22	$0.47	$0.41
Diluted	$0.23	$0.22	$0.46	$0.40
Weighted average shares outstanding used in computing net income per share
Basic	18,464,483	18,294,629	18,452,766	18,263,029
Diluted	18,866,543	18,605,638	18,906,959	18,590,921
Comprehensive income:
Net income	$4,336	$4,050	$8,716	$7,426
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale debt securities, net of tax (expense) benefit of ($5), $8, ($6) and $0 for the three and six months ended June 30, 2024 and 2023, respectively	17	(31)	21	1
Comprehensive income	$4,353	$4,019	$8,737	$7,427

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

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive income (loss)	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2023	18,395,682	$2	$27,477	$18	$44,798	$72,295
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	4	—	4
Issuance of common stock upon exercise of stock options	13,000	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units	27,575	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,807)	—	(39)	—	—	(39)
Stock-based compensation	—	—	399	—	—	399
Cash dividend adjustments	—	—	—	—	(5)	(5)
Net income	—	—	—	—	4,380	4,380
Balances as of March 31, 2024	18,432,450	$2	$27,894	$22	$49,173	$77,091
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	17	—	17
Issuance of common stock upon exercise of stock options	15,000	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	63,862	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,822)	—	(32)	—	—	(32)
Stock-based compensation	—	—	395	—	—	395
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,626)	(4,626)
Net income	—	—	—	—	4,336	4,336
Balances as of June 30, 2024	18,507,490	$2	$28,272	$39	$48,883	$77,196

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$8,716	$7,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	201
Stock-based compensation	794	730
Accretion of premium on available-for-sale investments	(740)	(318)
Gain on disposal of fixed asset	(132)	—
Inventory valuation adjustment	50	218
Deferred income taxes	(511)	(597)
Noncash lease expense	364	303
Unrealized gain	(143)	—
Changes in operating assets and liabilities:
Accounts receivable	(138)	(83)
Inventory	(2,791)	345
Prepaid expenses and other current assets	(88)	(186)
Other assets	80	10
Accounts payable	(1)	(788)
Accrued liabilities	694	514
Customer deposits	(677)	101
Lease liabilities	(122)	(80)
Other liabilities	(184)	(236)
Net cash provided by operating activities	5,353	7,560
Cash Flows From Investing Activities
Purchase of property and equipment	(66)	(111)
Purchase of debt securities	(28,618)	(8,035)
Proceeds from maturities of debt securities	37,839	11,100
Net cash provided by investing activities	9,155	2,954
Cash Flows From Financing Activities
Payment of dividends	(4,603)	(4,555)
Net proceeds from exercise of stock options	72	39
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(71)	(76)
Net cash used in financing activities	(4,602)	(4,592)
Net increase in cash and cash equivalents	9,906	5,922
Cash and cash equivalents at beginning of period	13,671	19,392
Cash and cash equivalents at end of period	$23,577	$25,314

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,305	$1,589
Supplemental Disclosure of Noncash Investing and Financing Information
Right-of-use assets obtained in exchange for lease liabilities	$58	$26
Property and equipment purchased but not yet paid	$—	$32
Vender credit received upon disposal of fixed asset	$58	$—
Cash dividend declared but not yet paid	$4,626	$4,583

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Techpoint, Inc. (together with its wholly-owned subsidiaries, the “Company”) was originally incorporated in California in April 2012 and reincorporated in Delaware in July 2017. The Company is a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the automotive and security surveillance markets. The Company is headquartered in San Jose, California.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original equipment manufacturers (“OEM”), original design manufacturers (“ODM”), contract manufacturers, and design houses. Product revenue consists of sales of mixed-signal integrated circuits into the automotive and security surveillance markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. No stock rotation, price protection or return rights are offered. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. Revenue is recognized when control of the product is transferred to the Company's customers, upon shipment, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer.

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

The Company has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and supply chain challenges. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain. The Company has made estimates of the impact of these events within its financial statements and there may be changes to those estimates in future periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer
Customer A	34%	44%	35%	45%
Customer B	13%	*	12%	*
End-Customer
End-Customer A (1)	20%	26%	18%	26%

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance prior to its effective date and has not early adopted such guidance for the period ending June 30, 2024. The impact of this guidance is not expected to have any material impact on the disclosure of the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to income tax disclosure. This guidance modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign operations) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign operations). This guidance also requires entities to disclose their income tax payments to international, federal and state and local jurisdictions. This guidance becomes effective for fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance prior to the effective date and has not early adopted for the period ending June 30, 2024. The Company expects this guidance to only impact its disclosures and have no material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported current/total assets, current/total liabilities, or results of operations.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Work in process	$7,984	$4,795
Finished goods	4,275	4,723
Total inventory	$12,259	$9,518

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Machinery, computer equipment and software	$2,633	$2,759
Leasehold improvements	94	94
Furniture	38	36
Total property and equipment	2,765	2,889
Less: accumulated depreciation	(2,361)	(2,367)
Total property and equipment, net	$404	$522

The Company recorded $0.1 million of depreciation expense for each of the three months ended June 30, 2024 and 2023, and $0.1 million and $0.2 for the six months ended June 30, 2024 and 2023, respectively.

Goodwill and Intangible assets, net

Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. The Company is not aware of any events or circumstances indicating impairment of goodwill for the six months ended June 30, 2024.

Changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows (in thousands):

Total
Goodwill at December 31, 2023	$891
Adjustments	—
Goodwill at June 30, 2024	$891

Intangible assets, except goodwill consist of the following (in thousands):

June 30,
2024
Acquired intellectual property	$1,090
Less: accumulated amortization	(109)
Total finite-lived intangible assets, net	$981

The amortization expenses of intangible assets were $54,000 and nil for the six months ended June 30, 2024 and 2023, respectively.

Acquired intellectual property is amortized over 10 years of its useful life. As of June 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets by years is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$55
2025	109
2026	109
2027	109
2028	109
Thereafter	490
Total	$981

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll-related expenses	$2,191	$983
Engineering service	397	199
Security for the indemnification obligations (1)	300	—
Accrued warranty	158	180
Accrued inventory	116	401
Taxes payable	89	468
Professional fees	20	23
Other	45	68
Total accrued liabilities	$3,316	$2,322

(1) In July 2023, the Company acquired certain assets of Broadvis Corporation, including intellectual property and $0.3 million that was retained by the Company at closing as security for the indemnification obligations of Broadvis Corporation is expected to be released in January 2025, barring unforeseen circumstances.

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.8 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. The Company recognized $0.8 million of revenue from the March 31, 2024 customer deposit balance during the three months ended June 30, 2024, and $1.4 million of revenue from the December 31, 2023 customer deposits balance during the three months ended March 31, 2024.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$1,924	$—	$(1)	$1,923
U.S.Treasury bills and notes	35,458	94	(25)	35,527
Government agency bonds	518	—	(1)	517
Corporate bonds	6,977	—	(18)	6,959
Total available-for-sale securities	$44,877	$94	$(45)	$44,926
Reported in:
Cash and cash equivalents				$998
Short-term investments				43,928
Long-term investments				—
Total available-for-sale securities				$44,926

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$3,633	$1	$—	$3,634
U.S.Treasury bills and notes	37,624	76	—	37,700
Government agency bonds	2,600	—	(3)	2,597
Corporate bonds	11,504	—	(51)	11,453
Total available-for-sale securities	$55,361	$77	$(54)	$55,384
Reported in:
Cash and cash equivalents				$3,096
Short-term investments				51,788
Long-term investments				500
Total available-for-sale securities				$55,384

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,877	$44,926	$54,859	$54,884
Due between one to two years	—	—	502	500
	$44,877	$44,926	$55,361	$55,384

The Company had 51 investments in unrealized loss positions as of June 30, 2024. 38 of such investments have been in unrealized loss positions for less than twelve months. The total Fair Value of such investments is $38.7 million with unrealized losses of approximately $0.1 million as of June 30, 2024. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the six months ended June 30, 2024.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of June 30, 2024.

There were no sales of available-for-sale securities for the six months ended June 30, 2024 and 2023.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of June 30, 2024
Financial assets - available-for-sale securities
Certificates of deposit	$—	$1,923	$1,923
U.S.Treasury bills and notes	—	35,527	35,527
Governmental agency bonds	—	517	517
Corporate bonds	6,959	—	6,959
Total financial assets - available-for-sale securities	$6,959	$37,967	$44,926

As of December 31, 2023
Financial assets - available-for-sale securities
Certificates of deposit	$—	$3,634	$3,634
U.S.Treasury bills and notes	2,198	35,502	37,700
Governmental agency bonds	600	1,997	2,597
Corporate bonds	10,953	500	11,453
Total financial assets - available-for-sale securities	$13,751	$41,633	$55,384

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

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. Accordingly, the Company considers itself to be one reportable segment, which is comprised of one operating segment - the designing, marketing and selling of mixed-signal integrated circuits for the automotive and security surveillance markets.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
China	$12,410	$11,233	$24,637	$21,752
Taiwan	2,445	2,291	4,785	4,062
South Korea	1,221	1,390	2,382	2,763
Japan	170	326	362	707
Other	533	58	924	156
Total revenue	$16,779	$15,298	$33,090	$29,440

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Automotive	$12,386	$9,930	$24,867	$18,727
Security surveillance	4,393	5,368	8,223	10,713
Total revenue	$16,779	$15,298	$33,090	$29,440

Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Taiwan	$280	$308
China	100	176
United States	13	29
South Korea	8	6
Japan	3	3
Total property and equipment, net	$404	$522

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

The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Right-of-use assets	$739	$1,045

Lease liabilities - Current	$433	$497
Lease liabilities - Non-Current	346	531
Total lease liabilities	$779	$1,028

Rent expense under operating leases was $0.2 million for each of the three months ended June 30, 2024 and 2023. Rent expense under operating leases was $0.4 million for each of the six months ended June 30, 2024 and 2023.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended June 30, 2024 and 2023, respectively. The rent expense recognized from short-term leases was $12,000 for each of the six months ended June 30, 2024 and 2023.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Operating lease cost	$393	$380
Cash paid for operating leases	$336	$385
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$58	$26
Weighted average remaining term for operating leases	1.73 years	0.92 years
Weighted average discount rate for operating leases	8.2%	5.8%

(1) During the six months ended June 30, 2024, the Company extended the term of its lease in Taiwan; the Taiwan lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted. The Taiwan lease modification was accounted for as a non-cash change in existing lease liabilities and the right-of-use assets.

During the six months ended June 30, 2023, the Company extended the term of its lease in South Korea; the South Korea lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted. The South Korea lease modification was accounted for as a non-cash change in existing lease liabilities and the right-of-use assets.

As of June 30, 2024, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2024 (remaining six months)	$276
2025	417
2026	157
Total	850
Less effects of discounting	(71)
Total lease liabilities	$779

Purchase Commitments

As of June 30, 2024, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments total $0.7 million for the remaining six months ending December 31, 2024, $0.7 million for the year ending December 31, 2025, and $0.3 million for the year ending December 31, 2026.

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

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of June 30, 2024 and December 31, 2023. There were no shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the shares of common stock issued and outstanding totaled 18,507,490. As of December 31, 2023, the shares of common stock issued and outstanding were 18,395,682.

The Company has reserved the following number of shares of common stock for future issuances:

June 30, 2024
Outstanding stock awards	980,469
Shares available for future issuance under the 2017 Stock Incentive Plan	7,016,775
Total common stock reserved for future issuances	7,997,244

Dividend

On December 15, 2023, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal year 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2024 in the aggregate amount of $4.6 million to stockholders of record as of the close of business on January 31, 2024. On May 31, 2024, the Company announced that the second installment payment of its cash dividend of $0.25 on shares of its common stock (including common stock underlying its Japanese Depositary Shares ("JDS")), which was paid to stockholders of record as of June 28, 2024 on July 18, 2024. The aggregate amount of the two dividend payments was $9.2 million.

On December 16, 2022, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal year 2023, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of

2023 in the aggregate amount of $4.6 million to stockholders of record as of the close of business on January 31, 2023. On June 2, 2023, the Company announced that the second installment payment of its cash dividend of $0.25 on shares of its common stock (including common stock underlying its JDS), which was paid to stockholders of record as of June 30, 2023 on July 18, 2023. The aggregate amount of the two dividend payments was $9.1 million.

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

In August 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan in September 2017 and it became effective immediately prior to the closing of the Company’s initial public offering. In connection with the adoption of the 2017 Plan, no additional awards and no shares of common stock remain available for future issuance under the 2012 Plan and shares reserved but not issued under the 2012 Plan as of the effective date of the 2017 Plan were included in the number of shares reserved for issuance under the 2017 Plan. In addition, shares subject to awards under the 2012 Plan that are forfeited or terminated are added to the 2017 Plan. The number of shares available for issuance under the 2017 Plan can be automatically increased on the first day of each fiscal year beginning on January 1, 2018 and ending on (and including) January 1, 2027, in an amount equal to the lesser of (1) 4% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) another amount determined by the Company’s board of directors. The 2017 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code to employees and the granting of non-statutory stock options to employees, non-employee directors, advisors and consultants. The 2017 Plan also provides for the grants of restricted stock, stock appreciation rights, stock unit and cash-based awards to employees, non-employee directors, advisors and consultants.

On November 7, 2023, the board of directors of the Company determined not to increase the number of shares of the Company’s common stock authorized for issuance under its 2017 Plan for the 2024 fiscal year, which would have been otherwise subject to a four percent (4%) annual increase on January 1, 2024.

The Company’s stock award activity under the 2017 Plan is summarized as follows:

Awards Available for Grant
As of December 31, 2023	7,057,446
Authorized	—
Granted	(58,000)
Canceled	17,329
As of June 30, 2024	7,016,775

Stock Options

The Company’s stock option activity under the 2017 Plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2023	431,081	$2.81	3.3	$3,305
Granted	—	—
Exercised	(28,000)	2.56
Canceled	—	—
As of June 30, 2024	403,081	2.82	2.8	1,992
Options vested and exercisable as of June 30, 2024	403,081	2.82	2.8	1,992

The stock options outstanding and exercisable by exercise price as of June 30, 2024 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.37	10,000	1.1	$0.37
0.97	8,000	1.4	0.97
2.51	46,780	2.2	2.51
2.89	40,000	2.7	2.89
2.93	218,734	3.0	2.93
3.18	79,567	3.1	3.18
	403,081	2.8	2.82

The aggregate intrinsic value of options exercised for the six months ended June 30, 2024 and 2023 was $0.2 million and $0.1 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2023	620,525	$7.63
Granted	58,000	8.28
Released, net	(83,808)	8.90
Canceled	(17,329)	9.45
As of June 30, 2024	577,388	7.65

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$27	$40	$57	$76
Research and development	150	115	300	234
Selling, general and administrative	218	213	437	420
Total	$395	$368	$794	$730

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Basic and Diluted:
Net income	$4,336	$4,050	$8,716	$7,426
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,464,483	18,294,629	18,452,766	18,263,029
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	402,060	311,009	454,193	327,892
Weighted-average shares used in computing diluted net income per share	18,866,543	18,605,638	18,906,959	18,590,921
Net income per share:
Basic	$0.23	$0.22	$0.47	$0.41
Diluted	$0.23	$0.22	$0.46	$0.40

The potentially dilutive shares of common stock outstanding for the three months ended June 30, 2024 and 2023 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 124,000 and 299,000 shares, respectively. The potentially dilutive shares of common stock outstanding for the six months ended June 30, 2024 and 2023 that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive was 78,000 and 269,000 shares, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Domestic	$4,859	$4,599	$9,762	$8,321
Foreign	70	9	132	69
Income before income taxes	$4,929	$4,608	$9,894	$8,390

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$582	$556	$1,159	$956
Foreign	11	2	19	8
Provision for income taxes	$593	$558	$1,178	$964

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

As of June 30, 2024, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

As of June 30, 2024, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

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

The CHIPS and Science Act of 2022 ("CHIPS") and the Inflation Reduction Act ("IRA") of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company has concluded that the impact of any of the provisions included in CHIPS and IRA acts did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2024.

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
•
our ability to achieve the expected benefits from our acquisitions;
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
the strength of our competition;
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

Overview

We are a fabless semiconductor company that designs, markets and sells mixed-signal integrated circuits for multiple video applications in the automotive security and surveillance markets. Our integrated circuits are enabling the transition from standard definition (“SD”) video to high definition (“HD”) video in the automotive and security surveillance markets.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the automotive and security surveillance markets. We began shipping our products in 2013 and to date, we have sold over 450 million integrated circuits. Our revenue was $33.1 million and $29.4 million for the six months ended June 30, 2024 and 2023, respectively. The automotive market accounted for 75% and 64% of our revenue for the six months ended June 30, 2024 and 2023, respectively. The security surveillance market accounted for 25% and 36% of our revenue for the six months ended June 30, 2024 and 2023, respectively. We recognized $24.9 million and $18.7 million of revenue on sales into the automotive market for the six months ended June 30, 2024 and 2023, respectively. In addition, we recognized $8.2 million and $10.7 million of revenue on sales into the security surveillance market for the six months ended June 30, 2024 and 2023, respectively. We recorded net income of $8.7 million and $7.4 million for the six months ended June 30, 2024 and 2023, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to OEM and ODM. For the six months ended June 30, 2024 and 2023, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM and ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the six months ended June 30, 2024 and 2023, our research and development expense was $3.9 million and $3.5 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of June 30, 2024, we had 102 employees, 39 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 18% and 26% of our revenue for the six months ended June 30, 2024 and 2023, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

We have taken action to confirm whether our products are subject to EAR. We have retained the continuous assistance of outside experts and, following Hikvision’s designation on the BIS Entity List, performed a comprehensive review of our products and manufacturing operations. Based on that review, we concluded that our products are not subject to EAR. Therefore, our products may continue to be shipped to Hikvision without a U.S. export license, even though Hikvision appears on the BIS Entity List.

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

On November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021, pursuant to which the U.S. Federal Communications Commission (“FCC”) adopted rules on November 11, 2022 clarifying that it will no longer review or approve any application for equipment authorization for equipment that is on the list of covered communications equipment or services published by the FCC under section 2(a) of the Secure and Trusted Communications Networks Act of 2019. Items on the FCC’s “covered list” include video surveillance and telecommunications equipment produced by Hikvision, to the extent it is used for the purpose of public safety, security of government facilities, physical security surveillance of critical infrastructure, and other national security purposes, including telecommunications or video surveillance services provided by such entity or using such equipment. The restrictions imposed by the FCC pursuant to the Secure Equipment Act of 2021 impact imports of certain Hikvision equipment into the United States by eliminating the ability of Hikvision to obtain FCC approval for its video surveillance and telecommunications equipment. In a pending rulemaking proceeding, the FCC is considering the adoption of new rules to revoke past authorization issued for Hikvision equipment, but the FCC actions taken to date are currently not expected to directly impact our business. This may or may not directly impact our revenue in the future. In the event there is an impact on our revenue, we believe that it would be gradual and limited in scope both because Hikvision continues to sell its currently approved products in the U.S. and because other manufacturers that incorporate our products could take market share from Hikvision in the U.S. We believe that our revenue would decrease only a few percentage points even if Hikvision’s business is fully impacted by the restrictions to be imposed by the FCC that limit Hikvision’s ability to import its future products into the U.S. Additionally, we plan to continue growing our revenue from new and existing customers, thus further limiting the impact of the restrictions to be imposed by the FCC that impact the importation of certain of Hikvision’s future products into the U.S.

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

Key Factors Affecting Our Results of Operations

The following are key factors that impact our results of operations:

Macroeconomic and Geopolitical Conditions. We have been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, and supply chain challenges. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. Hikvision, the largest security surveillance manufacturer in China, is one of our significant end-customers, as previously noted. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain of Hikvision’s video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$16,779	$15,298	$33,090	$29,440
Cost of revenue (1)	8,070	7,071	15,585	13,568
Gross profit	8,709	8,227	17,505	15,872
Operating expenses: (1)
Research and development	1,835	1,431	3,918	3,543
Selling, general and administrative	2,604	2,663	5,125	4,893
Total operating expenses	4,439	4,094	9,043	8,436
Income from operations	4,270	4,133	8,462	7,436
Other income (expense), net	659	475	1,432	954
Income before income taxes	4,929	4,608	9,894	8,390
Provision for income taxes	593	558	1,178	964
Net income	$4,336	$4,050	$8,716	$7,426

(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$27	$40	$57	$76
Research and development	150	115	300	234
Selling, general and administrative	218	213	437	420
Total	$395	$368	$794	$730

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	48	46	47	46
Gross profit	52	54	53	54
Operating expenses:
Research and development	11	9	12	12
Selling, general and administrative	16	17	15	17
Total operating expenses	27	26	27	29
Income from operations	25	28	26	25
Other income (expense), net	4	3	4	3
Income before income taxes	29	31	30	28
Provision for income taxes	4	4	4	3
Net income	25%	27%	26%	25%

Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Automotive	$12,386	$9,930	$2,456	25%	$24,867	$18,727	$6,140	33%
Security surveillance	4,393	5,368	(975)	(18)%	$8,223	10,713	(2,490)	(23)%
Revenue	$16,779	$15,298	$1,481	10%	$33,090	$29,440	$3,650	12%

Revenue increased by $1.5 million, or 10%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was primarily attributable to a $2.5 million increase in automotive market revenue as a result of an increase in the volume of shipments. Security surveillance market revenue decreased by $1.0 million due to a decrease in the volume of shipments and a decrease in average selling prices attributable to product mix.

Revenue increased by $3.7 million, or 12%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was primarily attributable to a $6.1 million increase in automotive market revenue as a result of an increase in volume of shipments. Security surveillance market revenue decreased by $2.5 million due to a decrease in the volume of shipments and a decrease in average selling price attributable to product mix.

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

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
China	74%	73%	74%	74%
Taiwan	15	15	15	14
South Korea	7	9	7	9
Japan	1	2	1	2
Other	3	1	3	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue	$8,070	$7,071	$999	14%	$15,585	$13,568	$2,017	15%
Gross margin	52%	54%			53%	54%

Cost of revenue increased by $1.0 million, or 14%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and gross margin decreased to 52% from 54% for the three months ended June 30, 2024 and 2023. Cost of revenue increased by $2.0 million, or 15%, and gross margin decreased to 53% from 54% for the six months ended June 30, 2024 and 2023, respectively. Gross margin for the three months and six months ended June 30, 2024 was impacted by changes in product mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$1,835	$1,431	$404	28%	$3,918	$3,543	$375	11%

Research and development expenses increased by $0.4 million, or 28%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a $0.2 million increase in tape-out expenses associated with the development of new products, a $0.1 million increase in design software expenses, and a $0.1 million increase in personnel-related expenses due to the increase in headcount as a result of expanding operations.

Research and development expenses increased by $0.4 million, or 11%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a $0.4 million increase in personnel-related expenses due to the increase in headcount as a result of expanding operations, a $0.2 million increase in design software expenses, and a $0.1 million increase in stock-based compensation, partially offset by a $0.3 million decrease in tape-out expenses associated with the development of new products.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Selling, general and administrative	$2,604	$2,663	$(59)	(2)%	$5,125	$4,893	$232	5%

Selling, general and administrative expenses remained flat with immaterial change for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Selling, general and administrative expenses increased by $0.2 million, or 5%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to a $0.3 million increase in personnel-related expenses, and $0.1 million increase in other administrative expenses, partially offset by a $0.2 million decrease in professional service cost.

Other income, net (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Other income, net	$659	$475	$184	39%	$1,432	$954	$478	50%

Other income, net increased by $0.2 million, or 39%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in interest income, and gain related to foreign currency exchange transactions and foreign currency fluctuations.

Other income, net increased $0.5 million, or 50%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a $0.4 million increase in interest income and gain related to foreign currency exchange transactions and foreign currency fluctuations, and a $0.1 million increase due to reimbursement of fixed asset purchased and depreciated previously.

Provision for income taxes (dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Provision for income taxes	$593	$558	$35	6%	$1,178	$964	$214	22%

The provision for income taxes remained flat with immaterial change for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

The provision for income taxes increased by $0.2 million, or 22%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in profit before taxes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash, cash equivalents, and short-term investments as of June 30, 2024 were $67.5 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our board of directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the six months ended June 30, 2024, cash used in financing activities consists primarily of $4.6 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this recently adopted dividend policy.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$5,353	$7,560
Net cash provided by investing activities	9,155	2,954
Net cash used in financing activities	(4,602)	(4,592)
Net increase in cash and cash equivalents	$9,906	$5,922

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the six months ended June 30, 2024, net cash provided by operating activities was $5.4 million, due to net income of $8.7 million, net adjustments from non-cash charges of a $0.1 million deduction and net cash outflows from changes in operating assets and liabilities of $3.2 million.

Net adjustments from non-cash charges of a $0.1 million deduction primarily consisted of accretion of premium on available-for-sale investments of $0.7 million, an increase in deferred tax assets of $0.5 million, and gain on disposal of fixed asset of $0.1 million, partially offset by stock-based compensation of $0.8 million, and amortization of operating lease right-of-use assets of $0.4 million.

Net cash outflows from changes in operating assets and liabilities totaled $3.2 million, primarily consisting of a $2.8 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were in excess of product sales, a $0.7 million decrease in customer deposit, and a $0.2 million decrease in other liabilities. Outflows were partially offset by the inflow from a $0.7 million increase in accrued liabilities.

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

Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $9.2 million, primarily attributable to proceeds from maturity of debt securities, net of investments in debt securities.

During the six months ended June 30, 2023, cash provided by investing activities was $3.0 million, primarily attributable to proceeds from maturity of debt securities, net of investments in debt securities.

Financing Activities

During the six months ended June 30, 2024, cash used in financing activities was approximately $4.6 million, primarily due to the outflow of $4.6 million in dividend payments.

During the six months ended June 30, 2023, cash used in financing activities was approximately $4.6 million, primarily due to the payment of $4.6 million in dividend payments.

Contractual Obligations

Our outstanding contractual obligations as of June 30, 2024 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years
Purchase commitments	$1,719	1,135	584
Operating leases	850	488	362

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the six months ended June 30, 2024 and 2023. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the six months ended June 30, 2024 and 2023 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates in the six months ended June 30, 2024 and 2023 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c) Trading Plans.

During the three months ended June 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Techpoint, Inc.

Date: August 9, 2024	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Michelle P. Ho
Michelle P. Ho
Interim Chief Financial Officer (Principal Financial Officer)