Form 10-Q
period 2024-09-30
Techpoint, Inc.
filed 2024-11-08
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 3, 2024, the registrant had 18,595,624 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$46,191	$13,671
Short-term investments	22,283	51,788
Accounts receivable	176	40
Inventory	13,654	9,518
Prepaid expenses and other current assets	877	939
Total current assets	83,181	75,956
Property and equipment, net	400	522
Deferred tax assets	4,522	3,620
Right-of-use assets	1,152	1,045
Goodwill	891	891
Intangible assets, net	954	1,036
Long-term investments	—	500
Other assets	179	237
Total assets	$91,279	$83,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,350	$1,707
Accrued liabilities	4,030	2,322
Customer deposits	1,995	1,448
Lease liabilities	675	497
Dividend payable	—	4,599
Total current liabilities	8,050	10,573
Other liabilities	656	939
Total liabilities	8,706	11,512
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of September 30, 2024 and December 31, 2023; nil shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 18,585,141 and 18,395,682 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	28,595	27,477
Accumulated other comprehensive income	41	18
Retained earnings	53,935	44,798
Total stockholders’ equity	82,573	72,295
Total liabilities and stockholders’ equity	$91,279	$83,807

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$18,486	$17,511	$51,576	$46,951
Cost of revenue	8,690	8,143	24,275	21,711
Gross profit	9,796	9,368	27,301	25,240
Operating expenses
Research and development	2,583	1,803	6,502	5,346
Selling, general and administrative	2,404	2,255	7,528	7,148
Total operating expenses	4,987	4,058	14,030	12,494
Income from operations	4,809	5,310	13,271	12,746
Other income, net	911	550	2,343	1,504
Income before income taxes	5,720	5,860	15,614	14,250
Provision for income taxes	668	665	1,846	1,629
Net income	$5,052	$5,195	$13,768	$12,621
Net income per share:
Basic	$0.27	$0.28	$0.74	$0.69
Diluted	$0.27	$0.28	$0.73	$0.68
Weighted average shares outstanding used in computing net income per share
Basic	18,571,666	18,353,552	18,492,688	18,293,535
Diluted	18,932,351	18,647,809	18,918,181	18,608,773
Comprehensive income:
Net income	$5,052	$5,195	$13,768	$12,621
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale debt securities, net of tax expense of $1, $9, $7 and $9 for the three and nine months ended September 30, 2024 and 2023, respectively	2	17	23	18
Comprehensive income	$5,054	$5,212	$13,791	$12,639

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

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive income	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2023	18,395,682	$2	$27,477	$18	$44,798	$72,295
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	4	—	4
Issuance of common stock upon exercise of stock options	13,000	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units	27,575	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,807)	—	(39)	—	—	(39)
Stock-based compensation	—	—	399	—	—	399
Cash dividend adjustments	—	—	—	—	(5)	(5)
Net income	—	—	—	—	4,380	4,380
Balances as of March 31, 2024	18,432,450	$2	$27,894	$22	$49,173	$77,091
Other comprehensive income – unrealized gain on available-for-sale debt securities	—	—	—	17	—	17
Issuance of common stock upon exercise of stock options	15,000	—	15	—	—	15
Issuance of common stock upon vesting of restricted stock units	63,862	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,822)	—	(32)	—	—	(32)
Stock-based compensation	—	—	395	—	—	395
Cash dividends declared ($0.25 per share)	—	—	—	—	(4,626)	(4,626)
Net income	—	—	—	—	4,336	4,336
Balances as of June 30, 2024	18,507,490	$2	$28,272	$39	$48,883	$77,196
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	2	—	2
Issuance of common stock upon exercise of stock options and vesting of early exercised options	11,400	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units	80,038	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(13,787)	—	(110)	—	—	(110)
Stock-based compensation	—	—	400	—	—	400
Net income	—	—	—	—	5,052	5,052
Balances as of September 30, 2024	18,585,141	$2	$28,595	$41	$53,935	$82,573

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$13,768	$12,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	317
Stock-based compensation	1,194	1,136
Accretion of premium on available-for-sale investments	(976)	(466)
Gain on disposal of fixed asset	(132)	—
Inventory valuation adjustment	50	296
Deferred income taxes	(878)	(907)
Noncash lease expense	544	402
Unrealized gain on available -for-sale investments	(233)	—
Changes in operating assets and liabilities:
Accounts receivable	(136)	16
Inventory	(4,187)	1,944
Prepaid expenses and other current assets	112	(204)
Other assets	60	33
Accounts payable	(167)	(55)
Accrued liabilities	1,408	1,270
Customer deposits	547	1,534
Lease liabilities	(163)	(156)
Other liabilities	(324)	(252)
Net cash provided by operating activities	10,753	17,529
Cash Flows From Investing Activities
Purchase of property and equipment	(120)	(185)
Acquisition of business and intangible assets	—	(1,700)
Purchase of debt securities	(28,618)	(27,732)
Proceeds from maturities of debt securities	59,811	21,757
Net cash provided by (used in) investing activities	31,073	(7,860)
Cash Flows From Financing Activities
Payment of dividends	(9,230)	(9,137)
Net proceeds from exercise of stock options	105	42
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(181)	(122)
Net cash used in financing activities	(9,306)	(9,217)
Net increase in cash and cash equivalents	32,520	452
Cash and cash equivalents at beginning of period	13,671	19,392
Cash and cash equivalents at end of period	$46,191	$19,844

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,251	$2,408
Supplemental Disclosure of Noncash Investing and Financing Information
Right-of-use assets obtained in exchange for lease liabilities	$651	$68
Property and equipment purchased but not yet paid	$—	$35
Indemnification obligation for acquisition of business and intangible assets	$—	$300
Vendor credit received upon disposal of fixed asset	$58	$—

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer
Customer A	41%	37%	37%	42%
Customer B	*	11%	10%	10%
End-Customer
End-Customer A (1)	26%	24%	21%	25%

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for the Company’s annual periods beginning January 1, 2024, and will become effective for interim periods within fiscal years beginning January 1, 2025. Retrospective application is required, with early adoption permitted. The impact of this guidance is not expected to have any material impact on the disclosure of the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to income tax disclosure. This guidance modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign operations) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign operations). This guidance also requires entities to disclose their income tax payments to international, federal and state and local jurisdictions. This guidance becomes effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company expects this guidance to only impact its disclosures and have no material impact on the Company’s consolidated financial statements.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Work in process	$9,138	$4,795
Finished goods	4,516	4,723
Total inventory	$13,654	$9,518

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Machinery, computer equipment and software	$2,687	$2,759
Leasehold improvements	94	94
Furniture	38	36
Total property and equipment	2,819	2,889
Less: accumulated depreciation	(2,419)	(2,367)
Total property and equipment, net	$400	$522

The Company recorded $0.1 million of depreciation expense for each of the three months ended September 30, 2024 and 2023, and $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Goodwill and Intangible assets, net

Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. The Company is not aware of any events or circumstances indicating impairment of goodwill for the nine months ended September 30, 2024.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows (in thousands):

Total
Goodwill at December 31, 2023	$891
Adjustments	—
Goodwill at September 30, 2024	$891

Intangible assets, except goodwill consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Acquired intellectual property	$1,090	$1,090
Less: accumulated amortization	(136)	(54)
Total finite-lived intangible assets, net	$954	$1,036

The amortization expenses of intangible assets were $81,000 and $27,000 for the nine months ended September 30, 2024 and 2023, respectively.

Acquired intellectual property is amortized over 10 years of its useful life. As of September 30, 2024, expected amortization expense for the unamortized finite-lived intangible assets by years is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$28
2025	109
2026	109
2027	109
2028	109
Thereafter	490
Total	$954

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll-related expenses	$2,401	$983
Engineering service	791	199
Security for the indemnification obligations (1)	300	—
Accrued warranty	162	180
Accrued inventory	135	401
Professional fees	121	23
Taxes payable	95	468
Other	25	68
Total accrued liabilities	$4,030	$2,322

(1) In July 2023, the Company acquired certain assets of Broadvis Corporation, including intellectual property and $0.3 million that was retained by the Company at closing as security for the indemnification obligations of Broadvis Corporation is expected to be released in January 2025, barring unforeseen circumstances.

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $2.0 million, $0.8 million, and $1.4 million as of September 30, 2024, June 30, 2024, and December 31, 2023, respectively. The Company generally expects to recognize revenue from customer deposits during the three month period immediately following the balance sheet date. The Company recognized $0.8 million of revenue from the June 30, 2024 customer deposit balance during the three months ended September 30, 2024, and $1.4 million of revenue from the December 31, 2023 customer deposits balance during the three months ended March 31, 2024.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$457	$—	$—	$457
U.S.Treasury bills and notes	17,251	54	—	17,305
Government agency bonds	525	—	—	525
Corporate bonds	3,998	—	(2)	3,996
Total available-for-sale securities	$22,231	$54	$(2)	$22,283
Reported in:
Cash and cash equivalents				$—
Short-term investments				22,283
Long-term investments				—
Total available-for-sale securities				$22,283

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificates of deposit	$3,633	$1	$—	$3,634
U.S.Treasury bills and notes	37,624	76	—	37,700
Government agency bonds	2,600	—	(3)	2,597
Corporate bonds	11,504	—	(51)	11,453
Total available-for-sale securities	$55,361	$77	$(54)	$55,384
Reported in:
Cash and cash equivalents				$3,096
Short-term investments				51,788
Long-term investments				500
Total available-for-sale securities				$55,384

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	September 30,2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,231	$22,283	$54,859	$54,884
Due between one to two years	—	—	502	500
	$22,231	$22,283	$55,361	$55,384

The Company had 12 investments in unrealized loss positions as of September 30, 2024. Five of such investments have been in unrealized loss positions for less than twelve months. The total Fair Value of such investments is $7.3 million with no material unrealized losses as of September 30, 2024. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified from accumulated other comprehensive income for the nine months ended September 30, 2024.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of September 30, 2024.

There were no sales of available-for-sale securities for the nine months ended September 30, 2024 and 2023.

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

Financial assets measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of September 30, 2024
Financial assets - available-for-sale securities
Certificates of deposit	$—	$457	$457
U.S.Treasury bills and notes	—	17,305	17,305
Governmental agency bonds	—	525	525
Corporate bonds	3,996	—	3,996
Total financial assets - available-for-sale securities	$3,996	$18,287	$22,283

As of December 31, 2023
Financial assets - available-for-sale securities
Certificates of deposit	$—	$3,634	$3,634
U.S.Treasury bills and notes	2,198	35,502	37,700
Governmental agency bonds	600	1,997	2,597
Corporate bonds	10,953	500	11,453
Total financial assets - available-for-sale securities	$13,751	$41,633	$55,384

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
China	$13,299	$13,084	$37,936	$34,836
Taiwan	2,653	2,293	7,438	6,355
South Korea	1,556	1,466	3,938	4,229
Japan	384	339	746	1,046
Other	594	329	1,518	485
Total revenue	$18,486	$17,511	$51,576	$46,951

Revenue by principal product lines was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Automotive	$12,771	$12,467	$37,638	$31,194
Security surveillance	5,715	5,044	13,938	15,757
Total revenue	$18,486	$17,511	$51,576	$46,951

Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Taiwan	$239	$308
China	101	176
United States	51	29
South Korea	7	6
Japan	2	3
Total property and equipment, net	$400	$522

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

The right-of-use assets and lease liabilities related to operating leases were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Right-of-use assets	$1,152	$1,045

Lease liabilities - Current	$675	$497
Lease liabilities - Non-Current	517	531
Total lease liabilities	$1,192	$1,028

Rent expense under operating leases was $0.2 million for each of the three months ended September 30, 2024 and 2023. Rent expense under operating leases was $0.6 million for each of the nine months ended September 30, 2024 and 2023.

The rent expense recognized from short-term leases was $6,000 for each of the three months ended September 30, 2024 and 2023, respectively. The rent expense recognized from short-term leases was $18,000 for each of the nine months ended September 30, 2024 and 2023.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Operating lease cost	$582	$578
Cash paid for operating leases	$547	$589
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$651	$68
Weighted average remaining term for operating leases	1.74 years	0.71 years
Weighted average discount rate for operating leases	8.2%	5.7%

(1) During the nine months ended September 30, 2024, the Company extended the terms of its leases in Taiwan, Japan and two China offices; all of the extensions were treated as modifications but not as separate contracts, as no additional right-of-use was granted. These lease modifications were accounted for as non-cash changes in existing lease liabilities and the right-of-use assets.

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

As of September 30, 2024, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2024 (remaining three months)	$193
2025	728
2026	349
Total	1,270
Less effects of discounting	(78)
Total lease liabilities	$1,192

Purchase Commitments

As of September 30, 2024, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments total $0.5 million for the remaining three months ending December 31, 2024, $0.7 million for the year ending December 31, 2025, and $0.3 million for the year ending December 31, 2026.

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

6. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of September 30, 2024 and December 31, 2023. There were no shares of preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the shares of common stock issued and outstanding totaled 18,585,141. As of December 31, 2023, the shares of common stock issued and outstanding were 18,395,682.

The Company has reserved the following number of shares of common stock for future issuances:

September 30, 2024
Outstanding stock awards	971,031
Shares available for future issuance under the 2017 Stock Incentive Plan	6,948,562
Total common stock reserved for future issuances	7,919,593

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

The Company’s stock award activity under the 2017 Plan is summarized as follows:

Awards Available for Grant
As of December 31, 2023	7,057,446
Authorized	—
Granted	(140,000)
Canceled	31,116
As of September 30, 2024	6,948,562

Stock Options

The Company’s stock option activity under the 2017 Plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2023	431,081	$2.81	3.3	$3,305
Granted	—	—
Exercised	(39,400)	2.66
Canceled	—	—
As of September 30, 2024	391,681	2.82	2.5	2,314
Options vested and exercisable as of September 30, 2024	391,681	2.82	2.5	2,314

The stock options outstanding and exercisable by exercise price as of September 30, 2024 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.37	10,000	1.1	$0.37
0.97	8,000	1.4	0.97
2.51	46,780	2.2	2.51
2.89	30,000	3.6	2.89
2.93	218,734	3.0	2.93
3.18	78,167	3.1	3.18
	391,681	2.9	2.82

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity under the 2017 Plan is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2023	620,525	$7.63
Granted	140,000	8.48
Released, net of shares withheld for tax withholdings	(150,059)	7.55
Canceled	(31,116)	8.11
As of September 30, 2024	579,350	7.83

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense by line item in the condensed consolidated statements of income and comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$29	$34	$86	$110
Research and development	157	166	457	400
Selling, general and administrative	214	206	651	626
Total	$400	$406	$1,194	$1,136

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Basic and Diluted:
Net income	$5,052	$5,195	$13,768	$12,621
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,571,666	18,353,552	18,492,688	18,293,535
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	360,685	294,257	425,493	315,238
Weighted-average shares used in computing diluted net income per share	18,932,351	18,647,809	18,918,181	18,608,773
Net income per share:
Basic	$0.27	$0.28	$0.74	$0.69
Diluted	$0.27	$0.28	$0.73	$0.68

The potentially dilutive shares of common stock outstanding for the three months ended September 30, 2024 and 2023 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 138,000 and 262,000 shares, respectively. The potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2024 and 2023 that were excluded from the computation of diluted net income per share for the periods presented as the effect would have been antidilutive was 90,000 and 255,000 shares, respectively.

10. Provision for Income Taxes

The components of income before income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Domestic	$5,513	$5,798	$15,275	$14,119
Foreign	207	62	339	131
Income before income taxes	$5,720	$5,860	$15,614	$14,250

The components of the provision for income taxes were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$646	$658	$1,805	$1,614
Foreign	22	7	41	15
Provision for income taxes	$668	$665	$1,846	$1,629

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

As of September 30, 2024, there was no material increase in the liability for unrecognized tax benefits and no accrued interest or penalties related to uncertain tax positions.

As of September 30, 2024, the Company had approximately $0.4 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.1 million against the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal, California, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2020 for federal purposes and 2019 for state purposes, except in certain limited circumstances. In California, the Company's net operating loss (“NOL”) and credit carryforwards from all years may be subject to adjustment for four years for California following the year in which utilized. Currently, the Company has California NOLs and credit carryforwards from 2012 which remain subject to adjustment for four years following the year in which utilized, and therefore tax years 2012 through 2023 may remain open for state audit. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

The CHIPS and Science Act of 2022 ("CHIPS") and the Inflation Reduction Act ("IRA") of 2022 were signed into law by President Biden on August 9, 2022 and August 16, 2022, respectively. The legislation introduces new options for monetizing certain credits, a corporate alternative minimum tax, and a stock repurchase excise tax. The Company has concluded that the impact of any of the provisions included in CHIPS and IRA acts did not have a material impact on the Company's unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2024.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the automotive and security surveillance markets. We began shipping our products in 2013 and to date, we have sold over 475 million integrated circuits. Our revenue was $51.6 million and $47.0 million for the nine months ended September 30, 2024 and 2023, respectively. The automotive market accounted for 73% and 66% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. The security surveillance market accounted for 27% and 34% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. We recognized $37.6 million and $31.2 million of revenue on sales into the automotive market for the nine months ended September 30, 2024 and 2023, respectively. In addition, we recognized $14.0 million and $15.8 million of revenue on sales into the security surveillance market for the nine months ended September 30, 2024 and 2023, respectively. We recorded net income of $13.8 million and $12.6 million for the nine months ended September 30, 2024 and 2023, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to OEM and ODM. For the nine months ended September 30, 2024 and 2023, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM and ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the nine months ended September 30, 2024 and 2023, our research and development expense was $6.5 million and $5.3 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of September 30, 2024, we had 103 employees, 39 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 21% and 25% of our revenue for the nine months ended September 30, 2024 and 2023, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$18,486	$17,511	$51,576	$46,951
Cost of revenue (1)	8,690	8,143	24,275	21,711
Gross profit	9,796	9,368	27,301	25,240
Operating expenses: (1)
Research and development	2,583	1,803	6,502	5,346
Selling, general and administrative	2,404	2,255	7,528	7,148
Total operating expenses	4,987	4,058	14,030	12,494
Income from operations	4,809	5,310	13,271	12,746
Other income, net	911	550	2,343	1,504
Income before income taxes	5,720	5,860	15,614	14,250
Provision for income taxes	668	665	1,846	1,629
Net income	$5,052	$5,195	$13,768	$12,621

(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$29	$34	$86	$110
Research and development	157	166	457	400
Selling, general and administrative	214	206	651	626
Total	$400	$406	$1,194	$1,136

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	47	47	47	46
Gross profit	53	53	53	54
Operating expenses:
Research and development	14	10	13	11
Selling, general and administrative	13	13	15	15
Total operating expenses	27	23	28	26
Income from operations	26	30	25	28
Other income, net	5	3	5	3
Income before income taxes	31	33	30	31
Provision for income taxes	4	4	4	3
Net income	27%	29%	26%	28%

Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Automotive	$12,771	$12,467	$304	2%	$37,638	$31,194	$6,444	21%
Security surveillance	5,715	5,044	671	13%	$13,938	15,757	(1,819)	(12)%
Revenue	$18,486	$17,511	$975	6%	$51,576	$46,951	$4,625	10%

Revenue increased by $1.0 million, or 6%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily attributable to a $0.7 million increase in security surveillance market revenue as a result of an increase in the volume of shipments, offset by a decrease in average selling prices attributable to product mix, and a $0.3 million increase in automotive revenue as a result of an increase in the volume of shipments, offset by a decrease in average selling prices attributable to product mix.

Revenue increased by $4.6 million, or 10%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily attributable to a $6.4 million increase in automotive market revenue as a result of an increase in volume of shipments, offset by a decrease in average selling prices attributable to product mix. Security surveillance market revenue decreased by $1.8 million due to a decrease in the volume of shipments and a decrease in average selling price attributable to product mix.

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

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
China	72%	75%	74%	74%
Taiwan	14	13	14	14
South Korea	9	8	8	9
Japan	2	2	1	2
Other	3	2	3	1
Total	100%	100%	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Cost of revenue	$8,690	$8,143	$547	7%	$24,275	$21,711	$2,564	12%
Gross margin	53%	53%			53%	54%

Cost of revenue increased by $0.5 million, or 7%, and gross margin remained flat at 53% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, respectively. Cost of revenue increased by $2.6 million, or 12%, and gross margin decreased to 53% from 54% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, respectively. Gross margin for the three months and nine months ended September 30, 2024 was impacted by changes in product mix. We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$2,583	$1,803	$780	43%	$6,502	$5,346	$1,156	22%

Research and development expenses increased by $0.8 million, or 43%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a $0.8 million increase in tape-out expenses associated with the development of new products.

Research and development expenses increased by $1.2 million, or 22%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a $0.5 million increase in tape-out expenses associated with the development of new products, a $0.4 million increase in personnel-related expenses due to the increase in headcount as a result of expanding operations, and a $0.2 million increase in design software expenses.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Selling, general and administrative	$2,404	$2,255	$149	7%	$7,528	$7,148	$380	5%

Selling, general and administrative expenses increased by $0.1 million, or 7%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a $0.1 million increase in professional service cost.

Selling, general and administrative expenses increased by $0.4 million, or 5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to a $0.3 million increase in personnel-related expenses, and a $0.1 million increase in other administrative expenses.

Other income, net (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Other income, net	$911	$550	$361	66%	$2,343	$1,504	$839	56%

Other income, net increased by $0.4 million, or 66%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to an increase in interest income and gains related to foreign currency exchange transactions and foreign currency fluctuations.

Other income, net increased $0.8 million, or 56%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to a $0.7 million increase in interest income and gain related to foreign currency exchange transactions and foreign currency fluctuations, and a $0.1 million increase due to reimbursement of fixed asset purchased and depreciated previously.

Provision for income taxes (dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Provision for income taxes	$668	$665	$3	0%	$1,846	$1,629	$217	13%

The provision for income taxes remained flat with immaterial change for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

The provision for income taxes increased by $0.2 million, or 13%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in profit before taxes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash, cash equivalents, and short-term investments as of September 30, 2024 were $68.5 million. We believe our existing cash, cash equivalents, short-term investments, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our board of directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the nine months ended September 30, 2024, cash used in financing activities consists primarily of $9.2 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this recently adopted dividend policy.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$10,753	$17,529
Net cash provided by (used in) investing activities	31,073	(7,860)
Net cash used in financing activities	(9,306)	(9,217)
Net increase in cash and cash equivalents	$32,520	$452

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the nine months ended September 30, 2024, net cash provided by operating activities was $10.8 million, due to net income of $13.8 million, net adjustments from non-cash charges of a $0.2 million deduction and net cash outflows from changes in operating assets and liabilities of $2.8 million.

Net adjustments from non-cash charges of a $0.2 million deduction primarily consisted of accretion of premium on available-for-sale investments of $1.0 million, an increase in deferred tax assets of $0.9 million, and gain on disposal of fixed asset of $0.1 million, partially offset by stock-based compensation of $1.2 million, amortization of operating lease right-of-use assets of $0.5 million, and depreciation and amortization of $0.2 million.

Net cash outflows from changes in operating assets and liabilities totaled $2.8 million, primarily consisting of a $4.2 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were in excess of product sales, a $0.3 million decrease in other liabilities, a $0.2 million decrease in lease liabilities, and a $0.2 million decrease in accounts payable due to the timing of vendor payments. Outflows were partially offset by the inflow from a $1.4 million increase in accrued liabilities due to the timing of customer payments, and a $0.5 million increase in customer deposit.

During the nine months ended September 30, 2023, net cash provided by operating activities was $17.5 million, primarily due to net income of $12.6 million, non-cash charges of $0.8 million and net cash inflows from changes in operating assets and liabilities of $4.1 million. Non-cash charges consisted of stock-based compensation of $1.1 million, amortization of operating lease right-of-use assets of $0.4 million, an increase in the inventory valuation adjustment of $0.3 million, and depreciation and amortization of $0.3 million, partially offset by an increase in deferred tax assets of $0.9 million, and accretion of premium on available-for-sale investments of $0.5 million. Net cash inflows from changes in operating assets and liabilities totaled $4.1 million, consisting of a $1.9 million decrease in inventory, net of valuation adjustment, as units manufactured during the period and on hand were less than product sales, a $1.5 million increase in customer deposit and a $1.3 million increase in accrued liabilities due to the timing of customer payments. Inflows were partially offset by outflows from a $0.4 million decrease in lease and other liabilities, and a $0.2 million increase in prepaid expense and other current asset due to timing of payments.

Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities was $31.1 million, primarily attributable to proceeds from maturity of debt securities, net of investments in debt securities.

During the nine months ended September 30, 2023, cash used in investing activities was $7.9 million, primarily consisting of a $5.9 million cash outflow due to purchase of debt securities, net of proceeds from maturity of debt security, a $1.7 million in acquisition of business and intangible assets, and a $0.2 million in purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities was approximately $9.3 million, primarily due to payment of dividends totaling $9.2 million in February and July, 2024.

During the nine months ended September 30, 2023, cash used in financing activities was approximately $9.2 million, primarily due to payment of dividends totaling $9.1 million in February and July, 2023.

Contractual Obligations

Our outstanding contractual obligations as of September 30, 2024 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years
Purchase commitments	$1,534	1,096	438
Operating leases	1,270	741	529

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the nine months ended September 30, 2024 and 2023. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the nine months ended September 30, 2024 and 2023 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates in the nine months ended September 30, 2024 and 2023 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c) Trading Plans.

During the three months ended September 30, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Techpoint, Inc.

Date: November 8, 2024	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Michelle P. Ho
Michelle P. Ho
Interim Chief Financial Officer (Principal Financial Officer)