Form 10-K
period 2024-12-31
Techpoint, Inc.
filed 2025-03-05
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the shares of Japanese Depositary Shares, or JDS, on the Tokyo Stock Exchange of $7.77, was $80.1 million.

As of March 1, 2025, the registrant had 18,712,175 shares of common stock, $0.0001 par value per share, outstanding which includes 7,808,352 shares of JDS.

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
•
the terms of the Proposed Transaction, including expected timing of closing the Proposed Transaction and deregistration of shares;
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

The following information should be read together with our consolidated financial statements and the notes to those statements that appear in this Annual Report on Form 10-K. Unless otherwise specified or the context otherwise requires, “Techpoint,” “the Company,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

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
•
The announcement and pendency of the Proposed Transaction (as defined below) could adversely impact our business, financial condition, and results of operations.
•
The completion of the Proposed Transaction is subject to the satisfaction of certain closing conditions, including stockholder approval, and the failure to consummate the Proposed Transaction within the expected timeframe, or at all, could adversely impact our business, financial condition, and results of operations.
•
The merger agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions.
•
We will incur significant costs related to the Proposed Transaction that could have a material adverse effect on our liquidity, cash flows, and operating results.
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
•
Changes in the U.S. trade environment, including changes in international trade relations between China and the United States and between the United States and other countries, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
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

Research and Development

Our research and development efforts are focused on the development of new technologies as well as application specific products. Our engineering team has expertise in advanced analog design, mixed signal digital processing, video decoding and software engineering. Our research and development expenses was $8.5 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the integrated circuits we currently design and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining and enforcing patent protection for our HD analog and other mixed signal technologies. As of December 31, 2024, we do not have any pending patent applications. Our future patents, if any are issued, may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents.

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

Assembly and Test. Our products are shipped from TSMC to third-party sort, assembly and test facilities where they are assembled into finished integrated circuits and tested. We outsource all packaging and testing of our products to assembly and test subcontractors, principally to Advanced Semiconductor Engineering, Inc. (“ASE”), Sigurd Microelectronics Corporation (“Sigurd”), ATX Semiconductor (Shanghai) Co., Ltd (“ATX”), and Chizhou Hisemi Electronics Technology Co., Ltd (“Hisemi”). Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.

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

Human Capital Resources

Our key human capital management objectives are to attract, retain and support the highest quality talent. As of December 31, 2024, we employed 105 employees. None of our employees are represented by a labor organization or under any collective bargaining arrangements. We have not experienced any work stoppages and we consider our employee relations to be good.

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

We market and distribute our products primarily through a limited number of distributors, most of whom are located in Asia. This distribution channel has been characterized by rapid change and consolidations. Distributors have accounted for a significant portion of our revenue in the past. Sales to our distributors represented substantially all of our revenue for the years ended December 31, 2024 and 2023. We do not have any long-term contractual commitments with our distributors. As a result, our distributors may cancel, change or delay product purchase commitments, which could cause our revenue to decline and materially and adversely affect our results of operations.

One of our end-customers, Hikvision accounted for 20% and 24% of our revenue for the years ended December 31, 2024 and 2023 respectively. Our sales to Hikvision primarily occur through Phisemi, as distributor, who purchases our products as a result of demand from Hikvision for our specific products. We do not have any long-term contractual commitment with Hikvision. Losing Hikvision as an end-customer, or if they decide to scale back use of our products, could have a material and adverse effect on our business.

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

Our ability to increase our revenue will depend on increased demand for video applications in the security surveillance and automotive markets. For the years ended December 31, 2024 and 2023, 26% and 31% of our revenue was derived from the sale of our products designed for the security surveillance market, respectively. If our products sold into this market decline or do not increase, or if demand slows in this market generally, our operating results would suffer. In addition, we have increased our focus on the automotive market and have devoted substantial resources to the development of products for video applications that address this market. We expect that the automotive market will be a substantial driver of our future business. For the years ended December 31, 2024 and 2023, 74% and 69% of our revenue was derived from the sale of our products designed for the automotive market, respectively. For the years ended December 31, 2024 and 2023, we had more revenue generated from the automotive market than from the security surveillance market. However, we may not be successful developing and marketing our solutions for the automotive market or gain significant market share. If we are not successful in selling our products into this market, or if the automotive industry in general experiences weak demand, we may not recover the costs associated with our efforts in this area and our operating results could suffer.

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

If we are unable to secure manufacturing capacities from our current subcontractors, our ability to deliver our products to our customers may be negatively impacted. Also, our subcontractors may increase their fees, which would lead to an increase in our manufacturing costs that we may not be able to fully pass to our customers, resulting in increased operating costs and lower gross margins. In addition, such a shortage could lengthen our products’ manufacturing, assembly and testing cycle and cause a delay in the shipment of our products to our customers. This could ultimately lead to a loss of sales of our products, harm our reputation and competitive position, and our revenues could be materially reduced. For example, during the COVID-19 pandemic, a global shortage of manufacturing capacity persisted. As a result, customers purchased excess inventory. After the manufacturing capacity shortage was resolved, customers began to adjust their inventories. In the third quarter of 2022, we experienced less product demand due to inventory adjustments at customer end. During 2023, we saw the decrease of excess inventory at customer end and product demand increased in the automotive market. However, inventory adjustments continued in the surveillance camera market, which was still adjusting at the end of 2024.

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

We have experienced a period of significant growth and expansion, which has placed, and any future expansion will continue to place, a significant strain on management, personnel, systems and financial resources. We have hired additional employees to support an increase in research and development as well as increase our sales and marketing and general and accounting efforts, which resulted in increasing our headcount from 21 employees as of December 31, 2013 to 105 employees as of December 31, 2024. To manage our growth successfully, we believe we must effectively:

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

Our end-customers expect average selling prices of our products to decrease year-over-year. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our products have historically experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we do not operate our own manufacturing, assembly or testing facilities, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

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

We currently do not have long-term supply contracts with any of our third-party vendors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Neither TSMC, UMC, ASE, Sigurd, ATX nor Hisemi have provided contractual assurances to us that adequate capacity will be available for us to meet future demand for our products. These third-party vendors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. In particular, other customers that are larger and better financed than we are or that have long-term agreements with TSMC, UMC, ASE, Sigurd, ATX or Hisemi may cause either or both of them to reallocate capacity to those customers, decreasing the capacity available to us.

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

Our ability to engage in any such activity is limited by, and will be subject to continued compliance with, the terms of and our obligations under the Merger Agreement. See “Risks Related to the Proposed Transaction — The Merger Agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions.”

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

The percentage of our revenue attributable to sales to customers in Asia was greater than 99% for the years ended December 31, 2024 and 2023. We derived 72% and 74% of our revenue from sales to customers in China for the years ended December 31, 2024 and 2023, respectively. We expect that revenue from customers in Asia will continue to account for substantially all of our revenue. All our sales currently are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

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
•
terrorism and acts of war; and
•
regulations or restrictions impacting trade, including exports of certain semiconductor technologies and equipment to China.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We face risks associated with doing business in China.

We derived 72% and 74% of our revenue for the years ended December 31, 2024 and 2023, respectively, from distributors located in China. Additionally, for the years ended December 31, 2024 and 2023, we derived 20% and 24%, respectively, of our revenue from sales to one of our China based end-customers, which we primarily sell through one of our China based distributors. As a result, the economic, political, legal and social conditions in China could have a material adverse effect on our business, results of operations and financial condition. The economy of

China differs from the economies of the United States in important respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation, foreign currency flows and balance of payments position, among others. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. There can be no assurance that China’s economic policies will be consistent or effective. Additionally, the political and economic relationship between the U.S. and China is uncertain, and any changes in policy as a result may adversely affect our business. For example, recent statements and actions by the United States regarding the export of certain semiconductor technology could result in responsive actions taken by China that could adversely impact our operations, financial position, or the value of our securities. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

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

Changes in the U.S. trade environment, including changes in international trade relations between China and the United States, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

In recent years, the U.S. government has called for substantial changes to U.S. foreign trade policy, and in particular with respect to China, including imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. A significant percentage of our sales are made to customers located in Asia, and in particular China. The percentage of our revenue attributable to sales to customers in Asia and in China was greater than 99% and 72% of our revenue for the year ended December 31, 2024, respectively. In addition, our largest end customer, Hikvision, who accounted for 20% of our revenue for the year December 31, 2024, is located in China and is currently subject to certain trade restrictions described below.

Effective October 9, 2019, Hikvision was added to the BIS Entity List, which imposes a requirement to obtain an export license for all items subject to the Export Administration Regulations, or EAR, in order to be shipped to Hikvision. We have concluded that our products are not subject to EAR and accordingly, may generally be shipped to Hikvision without a U.S. export license. Hikvision is also the subject of additional trade restrictions that do not directly prohibit our ability to deal with Hikvision but may indirectly impact our business. For example, Section 889 of the John S. McCain National Defense Authorization Act for Fiscal Year 2019 (“NDAA”), prohibits U.S. government agencies from procuring certain covered telecommunications equipment or entering into a contract with any entity that uses any equipment, system or service as a substantial or essential component of any system, or as critical technology as party of any system. Video surveillance equipment produced by Hikvision is included in the specified telecommunications equipment under the NDAA. The products that we sell to Hikvision are used in its video surveillance equipment. The NDAA does not prohibit commercial sales into the United States by Hikvision. However, these new restrictions placed on United States government procurement could negatively impact our business. On June 3, 2021, Hikvision was added to OFAC’s Non-SDN Chinese Military-Industrial Complex Companies (“CMIC”) List, prohibiting certain transactions involving the purchase or sale of publicly traded securities of designated companies. Hikvision was listed in the Annex to Executive Order 14032 and is currently on the CMIC List. However, Hikvision is not on the Specially Designated Nationals (“SDN”) List and the restrictions imposed by designation on the CMIC List are not expected to directly impact our business. If Hikvision is added to the SDN List in the future, our market position and revenue could be materially and adversely affected.

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

In addition, the former U.S. presidential administration imposed tariffs on approximately $370 billion worth of imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. Members of Congress from both political parties have expressed support for the tariffs. The current U.S. presidential administration has increased tariffs on imported products originating from China and may further increase such tariffs and introduce more restrictive trade barriers, such as prohibiting certain types of, or all sales of certain products or products sold by certain parties into the United States. Any increased trade barriers or restrictions on global trade, especially trade with China, but also trade with other countries impacting goods in our supply chain, could have a materially adverse impact on our business and financial results.

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

Our headquarters are located in Northern California and we have operations in Japan, China, South Korea and Taiwan; our third-party vendors, including TSMC, UMC, ASE, Sigurd, ATX, and Hisemi are also located in the Pacific Rim region, which is at significant risk of an earthquake, typhoon, tsunami or other extreme weather due to the proximity of major earthquake fault lines. We are also vulnerable to damage from other types of disasters, such as power loss, disruption due to nuclear disaster, fire, floods and similar events. Natural disasters in countries where our suppliers, distributors, or end-customers are located could result in disruption of our suppliers’, distributors’, or end-customers operations’, resulting in significant delays in shipment of, or significant reductions in orders for, our products. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Risks Related to the Proposed Transaction

The announcement and pendency of the Proposed Transaction could adversely impact our business, financial condition, and results of operations.

On January 15, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ASMedia Technology Inc., a Taiwanese corporation (“Parent”), and Apex Merger Sub Inc., a Delaware corporation (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”) and becoming a wholly owned subsidiary of Parent (the “Proposed Transaction”). Uncertainty about the effect of the Proposed Transaction on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Proposed Transaction is consummated. These risks to our business in connection with the Proposed Transaction include the following, all of which could be exacerbated by a delay in the consummation of the Proposed Transaction:

•
the diversion of significant management time and resources from our ongoing business and operations as a result of the devotion of management’s attention to the Proposed Transaction;
•
the impairment of our ability to retain, hire, and motivate our employees, including key personnel;
•
operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operational relationships following the announcement of the Proposed Transaction);
•
delays or deferrals of certain business decisions by our customers, suppliers, and other business partners;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because, subject to certain exceptions, the Merger Agreement requires us to use commercially reasonable efforts to conduct our business and operations, only in the ordinary course of business consistent with past practice and to maintain and preserve intact our business organization, assets, and properties; maintain in effect all of our material permits; to keep available the services of our current officers, employees, and consultants; to preserve our goodwill and current relationships with customers, suppliers, distributors, licensors, licensees, and other persons with which we have business relations; and to not engage in certain material transactions prior to the earlier of the effective time of the Merger or the termination of the Merger Agreement;

•
the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, which in certain circumstances may require us to pay a termination fee;
•
litigation matters relating to the Proposed Transaction, including the nature, costs, and outcome of any future litigation and other legal proceedings related to the Proposed Transaction;
•
the incurrence of significant costs, fees, and expenses for professional services and other transaction costs in connection with the Proposed Transaction; and
•
potential negative reactions from the financial markets.

In addition, subject to compliance with the terms of, and our obligations under, the Merger Agreement, any acquisition, merger, disposition, strategic investment, or similar activity may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and otherwise adversely impact our business, financial condition, and results of operations. We may not achieve any or all of the anticipated financial results, cost synergies, or other benefits expected in connection with the Proposed Transaction, or strengthen our competitive position, or achieve other anticipated goals in a timely manner, or at all. Further, such transactions may be viewed negatively by our current or potential customers, financial markets, or investors.

The completion of the Proposed Transaction is subject to the satisfaction of certain closing conditions, including stockholder approval, and the failure to consummate the Proposed Transaction within the expected timeframe, or at all, could adversely impact our business, financial condition, and results of operations.

The obligations of each party to the Merger Agreement to effect the Merger are subject to the satisfaction or waiver of various and customary closing conditions, including but not limited to: (1) approval by the Company’s stockholders of the Merger Agreement and the transactions contemplated by the Merger Agreement (the “Stockholder Approval”), (2) all required filings have been made and all required approvals obtained (or waiting periods expired or terminated) under applicable antitrust laws, if any, approval by CFIUS and approval by the Department of Investment Review, the Ministry of Economic Affairs of Taiwan will have been obtained; (3) the absence of any laws or orders by a governmental entity having jurisdiction over any party to the Merger Agreement that make illegal, enjoin, or prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement and (4) the absence of any condition that would reasonably be expected to result in a material adverse effect on the business, results of operations, financial condition, or assets of the Company and its subsidiaries, taken as a whole, or a material adverse effect on the business, operations, financial condition or assets of the combined business of Parent, the Company and their respective subsidiaries, taken as a whole, as a condition of any required regulatory authorizations in clause (2) above or any governmental authorizations in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement or as a result of any law or orders by a governmental entity having jurisdiction over any party to the Merger Agreement.

We can provide no assurance that the closing conditions will be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the Proposed Transaction. Many of the conditions to completion of the Proposed Transaction are not within our control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).

The Proposed Transaction is complex in nature, and unanticipated developments, including, among other things, changes in law, the macroeconomic environment, market conditions, regulatory or geopolitical conditions, or natural disasters, may affect our, Parent’s, or Merger Sub’s ability to close the Proposed Transaction as currently expected and within the anticipated time frame or at all. Additionally, the Merger Agreement includes certain termination rights for each of us, Parent, and Merger Sub, subject, in certain circumstances, to our payment to Parent of a termination fee in an aggregate amount of $7.52 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition, and results of operations.

Any changes to the Proposed Transaction or delay in closing the Proposed Transaction could cause us, Parent, or Merger Sub not to realize some or all of the expected benefits or to realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations, or costs, or materially delay the closing of the Proposed Transaction. If the closing of the Proposed Transaction is delayed or does not occur, this could result in a material adverse effect on our financial condition, results of operations, ability to pursue alternative transactions, and reputation.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by any other party to the Merger Agreement, or that we will wholly or partially recover for any damages incurred by us in connection with the Proposed Transaction. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Proposed Transaction, including any adverse changes in our relationships with our customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties, could continue or accelerate in the event of a failed transaction or the perception that the Proposed Transaction may be delayed or may not close. In addition, if the Proposed Transaction is not consummated, the share price of our common stock may likely decline, including below the $20.00 per share price of the Proposed Transaction. Further, as our stockholders will receive cash in exchange for their shares (assuming the Proposed Transaction is consummated), our stockholders will not be able to share in any potential upside of our common stock after the closing.

We have incurred, and will continue to incur, significant costs, expenses, fees, and other transaction costs in connection with the Proposed Transaction, for which we will have received little or no benefit if the Proposed Transaction is not completed. Fees and costs will be payable by us even if the Proposed Transaction is not completed and may relate to activities that we would not have undertaken except in connection with the Proposed Transaction.

The Merger Agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a more favorable alternative transaction proposal, as well as certain limited termination provisions.

The Merger Agreement contains provisions that make it more difficult for us to seek an alternative transaction. Under these provisions, subject to certain exceptions prior to receipt of the Stockholder Approval, we have agreed, among other things, not to (a) directly or indirectly solicit, initiate, or knowingly take any action to facilitate or encourage the submission of any Takeover Proposal (as defined in the Merger Agreement), or the inquiry or making of any proposal that would reasonably be expected to lead to a Takeover Proposal (as defined in the Merger Agreement); (b) enter into, continue, conduct, or engage in any discussions or negotiations with, disclose any non-public information to, afford access to our business, properties, assets, books, or records to, or knowingly assist, participate in, facilitate, or encourage any effort by, any third party relating to a Takeover Proposal or any inquiry or proposal that would reasonably be expected to lead to a Takeover Proposal; (c) enter into a letter of intent, term sheet, acquisition agreement, merger agreement, option agreement, joint venture agreement, partnership agreement or other contract in each case relating to any Takeover Proposal; or (d) approve, submit for stockholder approval or recommend a Takeover Proposal.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring or combining with all or a significant portion of our business or pursuing an alternative transaction with us from considering or proposing such a transaction.

Prior to obtaining the Stockholder Approval, our board of directors may, in certain limited circumstances, authorize us to enter into a definitive agreement to effect a Takeover Proposal in respect of a Superior Proposal, and we may terminate the Merger Agreement. In this and other specified circumstances, we would be required to pay to Parent a termination fee in an aggregate amount of $7.52 million in cash upon termination of the Merger Agreement.

In addition, we may terminate the Merger Agreement under certain circumstances, including if the Proposed Transaction is not consummated on or before October 15, 2025, unless extended. However, this termination right will not be available to us if the principal cause of the failure to consummate the Merger by such date is attributable to our breach of any representation, warranty, covenant, or agreement in the Merger Agreement. If we terminate the Merger Agreement, this could result in a material adverse impact on our results of operations, and if the Merger Agreement is terminated and we seek another business combination transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Transaction.

We will incur significant costs related to the Proposed Transaction that could have a material adverse effect on our liquidity, cash flows, and operating results.

We expect to incur significant costs in connection with the Proposed Transaction, including transaction costs, legal and regulatory fees, and other costs that our management team believes are necessary to effect or realize the anticipated benefits from the Proposed Transaction. The incurrence of these costs could have a material adverse effect on our financial condition and results of operations, including in the periods in which they are incurred.

The Merger Agreement contains our specified termination rights, including, among other things, that prior to obtaining the Stockholder Approval, our board of directors may, in certain limited circumstances, authorize us to enter into a definitive agreement to effect a Takeover Proposal in respect of a Superior Proposal (each as defined in the Merger Agreement), and we may terminate the Merger Agreement. In this and other specified circumstances, we would be required to pay to Parent a termination fee in an aggregate amount of $7.52 million in cash upon termination of the Merger Agreement. The incurrence of such fee may have a material adverse effect on our liquidity, cash flows, and operating results in the period in which it is incurred.

The consideration to be paid by Parent to our stockholders will not be adjusted in the event the value of our business or assets changes before the Proposed Transaction closes.

The consideration to be paid by Parent to our stockholders will not be adjusted in the event the value of our business or assets changes. If the value of our business or assets changes after our stockholders approve the adoption of the Merger Agreement, the trading price of shares of our common stock may be less than or greater than our stockholders had anticipated when they considered the adoption of the Merger Agreement. Pursuant to the Merger Agreement, we will not be permitted to terminate the Merger Agreement solely because of changes in the trading price of shares of our common stock.

The trading price of our shares of common stock may fluctuate as a result of the Proposed Transaction.

There can be no assurance that the trading price of our shares of common stock will not fluctuate prior to the closing of the Proposed Transaction. The trading price may increase or decrease (including above or below the $20.00 per share consideration to be paid by Parent) due to, among other things, uncertainty of the closing of the Proposed Transaction or uncertainty as to the impact to our business during the pendency of the Proposed Transaction. Our stockholders will not be able to share in any potential upside that Parent will have by virtue of its ownership of us following the Proposed Transaction.

Lawsuits may be filed against us or our board of directors challenging the transactions contemplated by the Merger Agreement or the Proposed Transaction, which could prevent or delay the completion of the Proposed Transaction or result in the payment of damages.

Litigation relating to the Merger Agreement or the Proposed Transaction may be filed against us or our board of directors. Among other remedies, claimants could seek damages and/or to enjoin the transactions contemplated by the Merger Agreement or the Proposed Transaction.

An adverse ruling in any such lawsuit may delay or prevent the transactions contemplated by the Proposed Transaction from being completed. Any such actions may create uncertainty relating to the Proposed Transaction and may be costly and distracting to our management.

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

Global credit and financial markets are experiencing extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the ongoing military conflicts in Israel and Ukraine, and supply chain challenge. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, including a recession or depression, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflicts in Israel and Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending for our products. Such reductions in spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, the market price of our JDS may decline due in part to the volatility of the stock market and the general economic downturn.

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

The spread of a health epidemic may cause us to modify our business practices from time-to-time, including by implementing work-from-home policies, limiting travel by our employees, allowing non-critical head office personnel to telecommute, temporarily closing offices, and suspending physical participation in sales activities, meetings, and events/conferences. As the majority of our sales are concentrated in China, undertaking such measures in the major cities of China have and could in the future adversely affect our business and results of operations.

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

Board of Directors

Our board of directors, in coordination with the audit committee of our board of directors, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our audit committee regularly receives reports and presentations from the Technology Team regarding cybersecurity. The Technology Team also reports to our board of directors at least annually on cybersecurity matters. We have established protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, are reported to our board of directors and/or our audit committee.

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

Dividend

On December 17, 2024, we announced a cash dividend of an aggregate of $0.50 per share for fiscal 2025, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2024 in the amount of $4.7 million and is payable to stockholders of record as of the close of business on January 31, 2025. The first installment on our shares of common stock (including common stock underlying JDS) was paid on February 14, 2025. The second installment of the dividend is not accrued as of December 31, 2024, because it is anticipated to be paid in the third fiscal quarter of 2025 and the declaration of the second installment is subject to board approval and in accordance with applicable law. Techpoint’s board of directors reserves the right to cancel dividend payments prior to the applicable payment date in its discretion.

We intend to provide additional information about the second installment of the dividend in the second fiscal quarter of 2025. The timing for receipt of the dividend payments by individual holders of Techpoint common stock and JDS will vary due to the payment process for JDS holders. The amount paid to JDS holders will be reduced by any applicable U.S. withholding income tax, and then converted into Japanese Yen. Once the dividend is converted into Japanese Yen, a distribution payment fee and any additional local taxes will be paid from the distribution amount. As a result, the net amount of the first dividend installment that is ultimately received by JDS holders will be less than $0.25 per JDS. The first installment of the fiscal 2025 dividend payout is expected to start in late-March 2025.

Holders of Record

As of March 1, 2025, there were approximately 18,712,175 holders of record of our common stock. This number does not include holders of our common stock nor holders of our JDS, as represented by common stock, whose shares are held of record by banks, brokers or other financial institutions.

Recent Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid-in capital as our repurchase right lapses. For the year ended December 31, 2024, we did not repurchase shares related to unvested early exercised stock options due to termination.

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
•
the terms of the Proposed Transaction, including expected timing of closing the Proposed Transaction and deregistration of shares;
•
our ability to form and expand partnerships with technology partners and consulting partners;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to successfully defend litigation brought against us;
•
new product releases and timing;
•
anticipated trends, key factors and challenges in our business and the competition that we face;
•
the effect of the health epidemics on our business and the success of any measures we have taken or may take in the future in response thereto;
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

The following discussion and analysis should be read together with the consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K. A discussion of changes in our results from the year ended December 31,2023 has been omitted from this Annual Report on Form 10-K and may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024. In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, “Techpoint,” “we,” “us,” and “our” refer to Techpoint, Inc. and its consolidated subsidiaries.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the security surveillance and automotive markets. We began shipping our products in 2013 and to date, we have sold over 499 million integrated circuits. Our revenue was $70.6 million and $65.6 million for the years ended December 31, 2024 and 2023, respectively. The automotive market accounted for 74% and 69% of our revenue for the years ended December 31, 2024 and 2023, respectively. Meanwhile, the security surveillance market accounted for 26% and 31% of our revenue for the years ended December 31, 2024 and 2023, respectively. We recognized $51.9 million and $45.2 million of revenue on sales into the automotive market for the years ended December 31, 2024 and 2023, respectively. In addition, we recognized $18.7 million and $20.5 million of revenue on sales into the security surveillance market for the years ended December 31, 2024 and 2023, respectively. We recorded net income of $19.2 million and $17.8 million for the years ended December 31, 2024 and 2023, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to Original Equipment Manufacturers (“OEM”) and original design manufacturers (“ODM”). For the years ended December 31, 2024 and 2023, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM/ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the years ended December 31, 2024 and 2023, our research and development expenses was $8.5 million and $7.2 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of December 31, 2024, we had 105 employees, 41 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 20% and 24% of our revenue for the years ended December 31, 2024 and 2023, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

Proposed Transaction

On January 15, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ASMedia Technology Inc., a Taiwanese corporation (“Parent”), and Apex Merger Sub Inc., a Delaware corporation (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”) and becoming a wholly owned subsidiary of Parent. Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), subject to certain exceptions set forth in the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $20.00 per share in cash, without interest, subject to any withholding taxes, and all outstanding shares of capital stock of Merger Sub held immediately prior to the Effective Time will be converted into and become (in the aggregate) one share of newly and validly issued, fully paid and non-assessable shares of common stock of the Surviving Corporation and will constitute the only outstanding shares of capital stock of the Surviving Corporation as of immediately after the Effective Time.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval by our stockholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, (2) all required filings have been made and all required approvals obtained (or waiting periods expired or terminated) under applicable antitrust laws, if any, approval by the Committee on Foreign Investment in the United States (i.e., CFIUS) and approval by the Department of Investment Review, the Ministry of Economic Affairs of Taiwan; (3) the absence of any laws or orders by a governmental entity having jurisdiction over any party to the Merger Agreement that make illegal, enjoin, or prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement and (4) the absence of any condition that would reasonably be expected to result in a material adverse effect on the business, results of operations, financial condition, or assets of the Company and its subsidiaries, taken as a whole, or a material adverse effect on the business, operations, financial condition or assets of the combined business of Parent, the Company and their respective subsidiaries, taken as a whole, as a condition of any required regulatory authorizations in clause (2) above or any governmental authorizations in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement or as a result of any law or orders by a governmental entity having jurisdiction over any party to the Merger Agreement.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, we expect the Merger to close (the “Closing”) during the second quarter or early third quarter of 2025.

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

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depends on our ability to continually target new and retain existing end-customers that make large orders. For the years ended December 31, 2024 and 2023, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 20% and 24% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain Hikvision video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown (in thousands):

	Year Ended
	December 31,
	2024	2023
Revenue	$70,613	$65,645
Cost of revenue (1)	32,635	31,027
Gross profit	37,978	34,618
Operating expenses:
Research and development (1)	8,452	7,180
Selling, general and administrative (1)	10,449	9,413
Total operating expenses	18,901	16,593
Income from operations	19,077	18,025
Other income - net	3,095	2,112
Income before income taxes	22,172	20,137
Provision for income taxes	2,991	2,328
Net income	$19,181	$17,809
(1)
Includes stock-based compensation expense as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Cost of revenue	$115	$142
Research and development	609	559
Selling, general and administrative	863	851
Total	$1,587	$1,552

The following table sets forth the consolidated income statements for each period presented as a percentage of revenue:

	Year Ended
	December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	46	47
Gross profit	54	53
Operating expenses:
Research and development	12	11
Selling, general and administrative	15	14
Total operating expenses	27	25
Income from operations	27	28
Other income - net	4	3
Property and equipment, net	31	31
Provision for income taxes	4	4
Net income	27%	27%

Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Automotive	$51,908	$45,169	$6,739	15%
Security surveillance	18,705	20,476	(1,771)	(9)%
Revenue	$70,613	$65,645	$4,968	8%

Revenue increased by $5.0 million, or 8%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was attributable to a $6.7 million increase in automotive market revenue as a result of an increase in the volume of shipments offset by a decrease in average selling prices attributable to product mix. Security surveillance market revenue decreased by $1.8 million due to a decrease in the volume of shipments and a decrease in average selling prices attributable to product mix.

Our product pricing increases or decreases in our target markets in response to our increased or decreased manufacturing costs. Additionally, fluctuations in our overall average selling prices are directly attributable to changes in product mix given the natural pricing variation of the products in our portfolio and customer base. When the product mix shifts towards the higher priced products in our portfolio, average selling prices will be higher than when the product mix shifts towards the lower price point products.

Revenue by Geographic Region

The table below sets forth the major components of revenues by the geographic region to which products were delivered as a percentage of total revenues for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
China	72%	74%
Taiwan	15	14
South Korea	8	9
Japan	2	2
Other	3	1
Total revenue	100%	100%

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$32,635	$31,027	$1,608	5%
Gross margin	54%	53%

Cost of revenue increased $1.6 million, or 5%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Gross margin increased to 54% for the year ended December 31, 2024 from 53% for the year ended December 31, 2023, due to changes in product mix and average unit selling prices. Even though average selling prices decreased, gross margin increased due to lower reserve expenses. We expect gross margins to fluctuate in future periods due to changes in product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and Development Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$8,452	$7,180	$1,272	18%

Research and development expenses increased $1.3 million, or 18%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to a $0.5 million increase in tape-out and design service cost, a $0.5 million increase in software cost, and a $0.3 million increase in personnel cost.

Selling, General and Administrative Expenses

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Selling, general and administrative	$10,449	$9,413	$1,036	11%

Selling, general and administrative expenses increased by $1.0 million, or 11%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to a $0.6 million increase in professional service cost, a $0.3 million increase in personnel cost, and a $0.1 million increase in other general administrative expenses.

Other Income, Net

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Other income - net	$3,095	$2,112	$983	47%

Other income, net for the year ended December 31, 2024 increased by $1.0 million, or 47% as compared to the year ended December 31, 2023, primarily due to a $0.8 million increase in interest income, and a $0.1 million increase due to reimbursement of fixed asset purchased and depreciated previously.

Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,991	$2,328	$663	28%

The provision for income taxes increased by $0.7 million, or 28%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in profit before taxes.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash, cash equivalents and short-term investments as of December 31, 2024 were $72.3 million. We believe our existing cash, cash equivalents, short-term investments and cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our Board of Directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the fiscal year ended December 31, 2024, cash used in financing activities consists primarily of $9.2 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this adopted dividend policy.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$14,664	$21,720
Net cash provided by (used in) investing activities	48,831	(18,183)
Net cash (used in) financing activities	(9,346)	(9,258)
Net increase (decrease) in cash and cash equivalents	$54,149	$(5,721)

Operating activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing.

During the year ended December 31, 2024, net cash provided by operating activities was $14.7 million, due to net income of $19.2 million and net non-cash charges of $1.1 million, and net cash outflows from changes in operating assets and liabilities of $5.6 million.

Non-cash charges totaled $1.1 million, primarily consisting of stock-based compensation of $1.6 million, amortization of operating lease right-of-use assets of $0.7 million, and depreciation and amortization of $0.4 million, partially offset by accretion of premium on available-for-sale investments of $1.3 million, and increase in deferred tax assets of $0.2 million.

Net cash outflows from changes in operating assets and liabilities totaled $5.6 million, primarily consisting of a $4.8 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were more than product sales, a $0.5 million increase in accounts receivable, a $0.5 million decrease in other liabilities, and a $0.3 million increase in prepaid expenses. Outflows were partially offset by the inflow from a $0.4 million increase in customer deposit, and a $0.2 million increase in accounts payable.

Investing activities

During the year ended December 31, 2024, cash provided by investing activities was $48.8 million, primarily attributable to proceeds from maturity of debt securities, net of investments in debt securities.

Financing activities

During the year ended December 31, 2024, cash used in financing activities was approximately $9.3 million, primarily due to payment of dividends totaling $9.2 million in February and July of 2024.

Material Requirements from Contractual and Other Obligations

We are required to make future payments under certain operating leases. Our outstanding contractual obligations as of December 31, 2024 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years
Operating leases	$1,077	$728	$349
Purchase commitments	1,084	792	292
Total	$2,161	$1,520	$641

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

Intangible Assets

We amortize our identifiable intangible assets over their estimated useful lives, which are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Determining the useful life of intangible assets requires judgment and an understanding of our planned use of the asset, among other factors. Intangible assets are tested for impairment qualitatively on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Significant judgment is involved in determining the assumptions used in estimating future cash flows. Refer to Note 2, Balance Sheet Components — Goodwill and intangible assets, net in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. for the years ended December 31, 2024 and 2023. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates in the years ended December 31, 2024 or 2023 would not have resulted in a significant increase or decrease in revenue or net income during that period.

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

A hypothetical increase or decrease of 10% in interest rates for the years ended December 31, 2024 and 2023 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of investments during that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of

Techpoint, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Techpoint, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of consolidated income and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Irvine, California
March 5, 2025

Techpoint, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$67,820	$13,671
Short-term investments	4,520	51,788
Accounts receivable	487	40
Inventory, net	14,242	9,518
Prepaid expenses and other current assets	1,314	939
Total current assets	88,383	75,956
Property and equipment, net	433	522
Deferred tax assets	3,809	3,620
Right-of-use assets	985	1,045
Goodwill	891	891
Intangible asset-net	927	1,036
Long-term investments	—	500
Other assets	166	237
Total assets	$95,594	$83,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,726	$1,707
Accrued liabilities	2,614	2,322
Customer deposits	1,828	1,448
Lease liabilities	654	497
Dividend payable	4,655	4,599
Total current liabilities	11,477	10,573
Other liabilities	472	939
Total liabilities	11,949	11,512
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of December 31, 2024 and 2023; nil shares issued and outstanding as of December 31, 2024 and 2023.	—	—
Common stock, $0.0001 par value per share - 75,000,000 shares authorized as of December 31, 2024 and 2023; 18,618,356 and 18,395,682 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	28,948	27,477
Accumulated other comprehensive income	1	18
Retained earnings	54,694	44,798
Total stockholders’ equity	83,645	72,295
Total liabilities and stockholders' equity	$95,594	$83,807

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023
Revenue	$70,613	$65,645
Cost of revenue	32,635	31,027
Gross profit	37,978	34,618
Operating expenses
Research and development	8,452	7,180
Selling, general and administrative	10,449	9,413
Total operating expenses	18,901	16,593
Income from operations	19,077	18,025
Other income, net	3,095	2,112
Income before income taxes	22,172	20,137
Income tax provision	2,991	2,328
Net income	$19,181	$17,809
Net income per share:
Basic	$1.03	$0.97
Diluted	$1.01	$0.95
Weighted-average shares outstanding used in computing net income per share:
Basic	18,521,997	18,316,464
Diluted	18,928,648	18,657,220
Comprehensive income:
Net income	$19,181	$17,809
Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale debt securities, net of tax benefit ( expense) of $ 5 and ($44) for years ended December 31, 2024 and 2023, respectively	(17)	165
Comprehensive income	$19,164	$17,974

See accompanying notes to consolidated financial statements.

Techpoint, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balances as of December 31, 2022	18,198,737	$2	$26,046	$(147)	$36,175	$62,076
Other comprehensive income - unrealized gain on available-for-sale debt securities	—	—	—	165	—	165
Issuance of common stock upon exercise of stock options	33,540	—	45	—	—	45
Issuance of common stock upon vesting of restricted stock units	186,750	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(23,345)	—	(166)	—	—	(166)
Stock-based compensation	—	—	1,552	—	—	1,552
Cash dividends declared ($0.50 per share)	—	—	—	—	(9,186)	(9,186)
Net income	—	—	—	—	17,809	17,809
Balances as of December 31, 2023	18,395,682	$2	$27,477	$18	$44,798	$72,295
Other comprehensive loss - unrealized loss on available-for-sale debt securities	—	—	—	(17)	—	(17)
Issuance of common stock upon exercise of stock options	41,300	—	111	—	—	111
Issuance of common stock upon vesting of restricted stock units	208,137	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(26,763)	—	(227)	—	—	(227)
Stock-based compensation	—	—	1,587	—	—	1,587
Cash dividends declared ($0.50 per share)	—	—	—	—	(9,285)	(9,285)
Net income	—	—	—	—	19,181	19,181
Balances as of December 31, 2024	18,618,356	$2	$28,948	$1	$54,694	$83,645

See accompanying notes to consolidated financial statements

Techpoint, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$19,181	$17,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352	419
Stock-based compensation	1,587	1,552
Accretion of premium on available-for-sale investments	(1,280)	(761)
Gain on disposal of fixed asset	(132)	—
Inventory valuation adjustment	50	863
Deferred income taxes	(152)	(1,399)
Noncash lease expense	711	752
Other	(69)	—
Changes in operating assets and liabilities:
Accounts receivable	(447)	84
Inventory	(4,774)	3,330
Prepaid expenses and other current assets	(325)	(423)
Other assets	71	(50)
Accounts payable	209	(348)
Accrued liabilities	(8)	771
Customer deposits	380	(97)
Lease liabilities	(184)	(1,017)
Other liabilities	(506)	235
Net cash provided by operating activities	14,664	21,720
Cash Flows From Investing Activities
Purchase of property and equipment	(213)	(311)
Acquisition of business and intangible assets	—	(1,700)
Purchase of debt securities	(30,772)	(47,939)
Proceeds from maturities of debt securities	79,816	31,767
Net cash provided by (used in) investing activities	48,831	(18,183)
Cash Flows From Financing Activities
Payment of dividends	(9,230)	(9,137)
Net proceeds from exercise of stock options	111	45
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(227)	(166)
Net cash used in financing activities	(9,346)	(9,258)
Net increase (decrease) in cash and cash equivalents	54,149	(5,721)
Cash and cash equivalents at beginning of period	13,671	19,392
Cash and cash equivalents at end of period	$67,820	$13,671

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$3,763	$3,410
Supplemental Disclosure of Noncash Investing and Financing Information
Right-of-use assets obtained in exchange for lease liabilities	$651	$814
Cash dividend declared but not yet paid	$4,655	$4,599
Indemnification obligation for acquisition of business and intangible assets	$—	$300
Vendor credit received upon disposal of fixed asset	$58	$—

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue is as follows:

	Year Ended
	December 31,
	2024	2023
Customer
Customer A	36%	40%
Customer B	10%	11%
End-Customer
End-Customer A (1)	20%	24%

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

Financial Instruments

Financial instruments held by the Company consist primarily of corporate bonds, commercial paper and money market funds. The Company classifies the securities with remaining maturities of twelve months or less as short-term investments, and remaining maturities of over twelve months as long-term investments. The Company’s financial instruments are classified as available-for-sale. Unrealized gains and losses on debt securities, net of tax, are recorded in accumulated other comprehensive income (loss) and reported as a component of stockholders’ equity. Interest is included in Other income, net on the consolidated income statements and comprehensive income.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed using the standard cost, which approximates actual cost determined on a first-in, first-out basis. Inventories include work in process and finished goods parts that may be specialized in nature and subject to rapid obsolescence. Because of the cyclical nature of the market, inventory levels, obsolescence of technology, and product life cycles, the Company generally writes down inventories to net realizable value based on forecasted product demand. Inventory write downs for excess quantity and technological obsolescence are charged to cost of sales when evidence indicates clearly that a loss has been sustained. The amount written down for the years ended December 31, 2024 and 2023 was $0.1 million and $0.9 million, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable.

The Company first performs a qualitative assessment to test the reporting unit’s goodwill for impairment. Based on the qualitative assessment, if it is determined that the fair value of our reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment of the impairment test is performed. In the quantitative assessment, the Company compares the fair value of our reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds its fair value, then an impairment loss equal to the difference, but not exceeding the total carrying value of goodwill allocated to the reporting unit, would be recorded.

Acquired intangibles

In accordance with ASC 805 Business Combinations, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Such valuations may require management to make significant estimates and assumptions, especially with respect to intangible assets. In valuing acquired intangible assets, the Company makes assumptions and estimates based in part on projected financial information, which makes assumptions and estimates inherently uncertain. The significant estimates and assumptions used by the Company in the determination of the fair value of acquired intangible technology assets include the revenue growth rate, expected remaining life, and discount rate.

As a result of the judgments that need to be made, the Company obtains the assistance of independent valuation firms. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

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

Recently Issued Accounting Pronouncements Not Yet Adopted (As of December 31, 2024)

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for the Company’s annual periods beginning January 1, 2024, and will become effective for interim periods within fiscal years beginning January 1, 2025. The Company adopted this guidance on December 31, 2024. The adoption only impacted its disclosure and has no material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2024.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Work in process	$9,107	$4,795
Finished goods	5,135	4,723
Total inventory	$14,242	$9,518

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Computer equipment and software	$2,766	$2,759
Leasehold improvements	91	94
Furniture	38	36
Total property and equipment	2,895	2,889
Less: accumulated depreciation	(2,462)	(2,367)
Total property and equipment, net	$433	$522

The Company recorded $0.2 and $0.4 million of depreciation expense for each of the years ended December 31, 2024 and 2023, respectively.

Goodwill and intangible assets, net

Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. The Company is not aware of any events or circumstances indicating impairment of goodwill for the year ended December 31, 2024.

Changes in the carrying amount of goodwill for the year ended December 31, 2024 are as follows (in thousands):

Total
Goodwill at December 31, 2023	$891
Adjustments	—
Goodwill at December 31, 2024	$891

Intangible assets, except goodwill consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Acquired intellectual property	$1,090	$1,090
Less: accumulated amortization	(163)	(54)
Total finite-lived intangible assets, net	$927	$1,036

The amortization expenses of intangible assets for the year ended December 31, 2024 and 2023 were $109,000 and $54,000, respectively.

The acquired intellectual property is amortized over 10 years. As of December 31, 2024, expected amortization expense for the unamortized intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2025	109
2026	109
2027	109
2028	109
2029	109
Thereafter	382
Total	$927

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Payroll-related expenses	$1,058	$983
Accrued inventory	415	401
Professional fees	355	23
Security for the indemnification obligations (1)	300	—
Taxes payable	161	468
Engineering services	158	199
Accrued warranty	153	180
Other	14	68
Total accrued liabilities	$2,614	$2,322

(1) In July 2023, the Company acquired certain assets of Broadvis Corporation, including $0.3 million that was retained by the Company at closing as security for the indemnification obligations of Broadvis Corporation, which were released in February 2025.

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $1.8 million and $1.4 million as of December 31, 2024 and December 31, 2023, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the year ended December 31, 2024 and December 31, 2023, the Company recognized $1.4 million of revenue from the December 31, 2023 customer deposits balance and $1.5 million of revenue from the December 31, 2022 customer deposits balance, respectively.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

The following is a summary of financial instruments (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Treasury notes	$4,019	$1	$—	$4,020
Corporate bonds	500	—	—	500
Total available-for-sale securities	$4,519	$1	$—	$4,520
Reported in:
Cash and cash equivalents				$—
Short-term investments				4,520
Long-term investments				—
Total available-for-sale securities				$4,520

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Certificate of deposit	$3,633	$1	$—	$3,634
Treasury bills and notes	37,624	76	—	37,700
Government agency bonds	2,600	—	(3)	2,597
Corporate bonds	11,504	—	(51)	11,453
Total available-for-sale securities	$55,361	$77	$(54)	$55,384
Reported in:
Cash and cash equivalents				$3,096
Short-term investments				51,788
Long-term investments				500
Total available-for-sale securities				$55,384

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,519	$4,520	$54,859	$54,884
Due between one to two years	—	—	502	500
	4,519	4,520	55,361	55,384

The Company had one investment in an unrealized loss position as of December 31, 2024. Such investment has been in an unrealized loss positions for less than twelve months. The fair value of such investment is $0.5 million with immaterial unrealized loss as of December 31, 2024.

There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2024.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of December 31, 2024.

There were no sales of available-for-sale securities for the years ended December 31, 2024 and 2023.

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

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of December 31, 2024
Financial assets - available-for-sale securities
Treasury notes	$—	$4,020	$4,020
Corporate bonds	500	—	500
Total financial assets - available-for-sale securities	$500	$4,020	$4,520
As of December 31, 2023
Financial assets - available-for-sale securities
Certificate of deposit	$—	$3,634	$3,634
Treasury bills and notes	2,198	35,502	37,700
Government agency bonds	600	1,997	2,597
Corporate bonds	10,953	500	11,453
Total financial assets - available-for-sale securities	$13,751	$41,633	$55,384

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
China	$51,255	$49,060
Taiwan	10,793	9,034
South Korea	5,321	5,614
Japan	1,275	1,193
Other	1,969	744
Total revenue	$70,613	$65,645

Revenue by principal product lines were as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Automotive	$51,908	$45,169
Security surveillance	18,705	20,476
Total revenue	$70,613	$65,645

Long-lived assets per geographic region were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Taiwan	$260	$308
China	89	176
United States	998	1,065
South Korea	11	6
Japan	2	3
Total long-lived assets, net	$1,360	$1,558

Significant expenses were as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Expense:
Employee Compensation (1)	$7,621	$7,079
Stock Based Compensation	1,471	1,411
Research & Engineering Expenses	3,127	2,424
Professional Fees (2)	1,657	1,159

(1) The amounts do not include the stock-based compensation under cost of goods sold.

(2) Consists of corporate legal, tax and audit fees.

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

The right-of-use assets and lease liabilities related to operating leases are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Right-of-use assets	$985	$1,045
Lease liabilities- Current	$654	$497
Lease liabilities -Non-Current	332	531
Total lease liabilities	$986	$1,028

Rent expense under operating leases was $0.8 million and $0.8 million, for the years ended December 31, 2024 and 2023, respectively. The rent expense recognized from short-term leases was $24,000 for each of the years ended December 31, 2024 and 2023.

The following table summarizes the Company’s lease costs and weighted-average assumptions used in determining its lease assets and lease liabilities for each year as follows (dollars in thousands):

	December 31,
	2024	2023
Operating lease cost	$771	$775
Cash paid for operating leases	$740	$790
Right-of-use assets obtained in exchange for operating lease liabilities (1)
New leases commenced during the period	$651	$814
Weighted average remaining term for operating leases	1.5 years	1.84 years
Weighted average discount rate for operating leases	8.2%	8.1%

(1) During the year ended December 31, 2024, the Company extended the terms of its leases in Taiwan, Japan and two China offices; all of the extensions were treated as modifications but not as separate contracts, as no additional right-of-use was granted. These lease modifications were accounted for as non-cash changes in existing lease liabilities and the right-of-use assets.

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

As of December 31, 2024, the aggregate future minimum lease payments under non-cancelable operating leases consist of the following (in thousands):

Year Ending December 31,	Amount
2025	728
2026	349
Total	$1,077
Less effects of discounting	(91)
Lease liabilities recognized	$986

Purchase Commitments

As of December 31, 2024, the Company had purchase commitments with its third-party suppliers through fiscal year 2026. Future minimum payments under purchase commitments are $0.8 million and $0.3 million for the years ended December 31, 2025 and 2026, respectively.

Litigation

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

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with a $0.0001 par value per share as of December 31, 2024 and 2023. The shares of preferred stock issued and outstanding was nil as of December 31, 2024 and 2023.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2024 and 2023. As of December 31, 2024, the shares of common stock issued and outstanding were 18,618,356. As of December 31, 2023, the shares of common stock issued and outstanding were 18,395,682.

The Company has reserved the following number of shares of common stock for future issuances:

December 31,
2024
Outstanding stock awards	936,969
Shares available for future issuance under the 2017 Stock Incentive Plan	6,949,409
Total common stock reserved for future issuances	7,886,378

Dividend

On December 17, 2024, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2024 in the amount of $4.7 million and is payable to stockholders of record as of the close of business on January 31, 2025. The payment date for the first installment on its shares of common stock (including common stock underlying JDS) was February 14, 2025. The second installment of the dividend is not accrued as of December 31, 2024 because it is anticipated to be paid in the third fiscal quarter of 2025 and the declaration of the second installment is subject to the board of director’s approval and in accordance with applicable law. The Company’s Board of Directors reserves the right to cancel dividend payments prior to the applicable payment date in its discretion.

On December 15, 2023, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2024 to stockholders of record as of the close of business on January 31, 2024. The second installment of the dividend was paid in July 2024 to stockholders of record as of the close of business on June 28, 2024. The aggregate amount of the two dividend payments was $9.2 million.

7. Equity Incentive Plan

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

On November 6, 2024, the board of directors of the Company determined not to increase the number of shares of the Company’s common stock authorized for issuance under its 2017 Stock Incentive Plan for the 2025 fiscal year, which would have been otherwise subject to a four percent (4%) annual increase on January 1, 2025.

The Company’s stock award activity under the stock incentive plan is summarized as follows:

Awards Available for Grant
As of December 31, 2023	7,057,446
Authorized	—
Granted	(155,000)
Canceled	46,963
As of December 31, 2024	6,949,409

Stock Options

The Company’s stock option activity under the stock incentive plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2022	464,621	$2.70	4.2	$2,106
Granted	—	—
Exercised	(33,540)	1.34
Canceled	—	—
As of December 31, 2023	431,081	$2.81	3.3	$3,305
Granted	—	—
Exercised	(41,300)	2.68
Canceled	—	—
As of December 31, 2024	389,781	$2.82	2.3	$1,741

The stock options outstanding and exercisable by exercise price at December 31, 2024 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.37	10,000	0.6	$0.37
0.97	8,000	0.9	0.97
2.51	46,780	1.7	2.51
2.89	30,000	2.2	2.89
2.93	216,834	2.5	2.93
3.18	78,167	2.6	3.18
	389,781	2.3	2.82

The aggregate intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively. The Company has various vesting agreements with employees. Options granted generally vest over five years and generally are exercisable up to 10 years.

Restricted Stock Units

The Company’s restricted stock unit activity is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2021	439,175	$8.41
Granted	419,750	7.05
Released	(163,405)	7.13
Canceled	(74,995)	7.48
As of December 31, 2023	620,525	$7.63
Granted	155,000	8.45
Released	(181,374)	7.65
Canceled	(46,963)	8.45
As of December 31, 2024	547,188	$7.78

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Year Ended
	December 31,
	2024	2023
Cost of revenue	$115	$142
Research and development	609	559
Selling, general and administrative	863	851
Total	$1,587	$1,552

The remaining unrecognized stock-based compensation related to non-vested awards was $3.8 million as of December 31, 2024 and will be recognized over a weighted average remaining period of approximately 3.5 years. The Company’s stock-based compensation expense related to stock option issuance is based on the estimated fair value of the option award at grant date calculated using the Black-Scholes option-pricing model. The Company has not issued stock options since its IPO in 2017; the following valuation assumptions relate to the stock options issued prior to its IPO and to restricted stock units issued subsequently. Expense is recognized on a straight-line basis over the employee’s service period.

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

Employee Stock Awards

The weighted-average grant date fair value for employee restricted stock units for the years ended December 31, 2024 and 2023 was $7.78 and $7.63, respectively, utilizing the JDS price on the date of grant.

Non-Employee Stock Awards

The Company did not grant any stock awards to non-employees during the years ended December 31, 2024 and 2024. Non-employee stock awards are measured at fair value on the grant date and the relating stock-based compensation expense is recognized as awards vest.

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

10. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2024	2023
Numerator:
Basic and diluted:
Net income	$19,181	$17,809
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,521,997	18,316,464
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	406,651	340,756
Weighted-average shares outstanding used in computing diluted net income per share	18,928,648	18,657,220
Net income per share:
Basic	1.03	$0.97
Diluted	1.01	$0.95

The potentially dilutive securities outstanding related to stock options as of December 31, 2024 and 2023 that were excluded from the computation of diluted net income per common share for the periods presented as their effect would have been antidilutive was 106,000 and 179,000 shares, respectively.

11. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Domestic	$21,756	$19,620
Foreign	416	517
Income before income taxes	$22,172	$20,137

The components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 31,
	2024	2023
Current:
Federal	$3,085	$3,644
Foreign	103	66
State	1	1
Total Current	3,189	3,711
Deferred - net	(198)	(1,383)
Provision for income taxes	$2,991	$2,328

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended
	December 31,
	2024	2023
U.S. statutory federal taxes at statutory rate	21.00%	21.00%
State taxes - net of federal benefit	0.06	0.10
Research and development benefit	(0.99)	(0.91)
Stock-based compensation	0.48	0.83
Foreign derived intangible income (FDII)	(8.13)	(9.73)
Permanent items and other	0.87	0.06
Change in valuation allowance	0.20	0.21
Effective tax rate	13.49%	11.56%

The components of net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$43	$53
Research and other credits	778	721
Accruals	453	622
Lease liability	113	176
Intangibles	133	171
Capitalization of R&D expenses	3,170	2,769
Stock-based Compensation	110	105
Other	58	40
Total deferred tax assets	4,858	4,657
Valuation allowance	(823)	(778)
Deferred tax liabilities:
Property and equipment, net	$(50)	(76)
Right-of-use assets	(105)	(178)
Other	(71)	(5)
Total deferred tax liabilities	(226)	(259)
Deferred tax assets - net	$3,809	$3,620

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

As of December 31, 2024, the Company had net operating loss carryforwards (“NOL”) of nil for U.S. federal income tax purposes and approximately $0.6 million for California state income tax purposes. These NOL carryforwards will begin to expire in 2033 if unused. As of December 31, 2024, the Company had U.S. federal and California state tax credit carryforwards of nil and $1.3 million, respectively. The California tax credit carryforward carries forward indefinitely.

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

As of December 31, 2024, the Company had gross unrecognized tax benefits, excluding interest, of approximately $0.1 million for U.S. federal and $0.3 million for California state due to research and development credits. The reversal of the uncertain tax benefits would impact the effective tax rate.

The following table summarizes the activities related to the Company’s gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,
	2024	2023
Balance at the beginning of the year	$407	$391
Increases related to current year tax positions	77	55
Decreases related to current year tax positions	(24)	(39)
Balance at the end of the year	$460	$407

The Company recognizes interest and penalties related to unrecognized tax positions in provision for income taxes on the Consolidated Income Statements and Comprehensive Income. The Company had approximately $8,700 and $6,200 of accrued interest and penalties related to uncertain tax positions as of December 31, 2024 and 2023, respectively.

The Company files income tax returns in the U.S. federal, California, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2020 for federal purposes and 2019 for state purposes, except in certain limited circumstances. The Company's NOL and credit carryforwards from all years may be subject to adjustment for four years for California following the year in which utilized. Since the company has California NOLs carryforwards from 2012 which remain subject to adjustment for four years following the year in which utilized, tax years 2012 through 2023 may remain open for state audit. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

The Company is not currently under audit with either the IRS or any state or local jurisdiction, nor has it been notified of any other potential future state income tax audit.

12. Subsequent Events

Merger Agreement

On January 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ASMedia Technology Inc., a Taiwanese corporation (“Parent”), and Apex Merger Sub Inc., a Delaware corporation (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger and becoming a wholly owned subsidiary of Parent.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval by the Company’s stockholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, (2) all required filings have been made and all required approvals obtained (or waiting periods expired or terminated) under applicable antitrust laws, if any, approval by the Committee on Foreign Investment in the United States (i.e., CFIUS) and approval by the Department of Investment Review, the Ministry of Economic Affairs of Taiwan, (3) the absence of any laws or orders by a governmental entity having jurisdiction over any party to the Merger Agreement that make illegal, enjoin, or prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement, and (4) the absence of any condition that would reasonably be expected to result in a material adverse effect on the business, results of operations, financial condition, or assets of the Company and its subsidiaries, taken as a whole, or a material adverse effect on the business, operations, financial condition or assets of the combined business of Parent, the Company and their respective subsidiaries, taken as a whole, as a condition of any required regulatory authorizations in clause (2) above or any governmental authorizations in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement or as a result of any law or orders by a governmental entity having jurisdiction over any party to the Merger Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework (2013) as issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that its internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.

Item 9B. Other Information

(b) Trading Plans

During the three months ended December 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to members of the Company’s Board of Directors and the other executive officers of the Company. Ages are listed as of the date of this Annual Report on Form 10-K.There are no family relationships among any of our directors or executive officers.

Directors

Fumihiro Kozato, 65, has been our President and Chief Executive Officer and served as a director since founding the Company in 2012. Mr. Kozato is the former founder and Chief Executive Officer of Techwell, Inc., a publicly traded semiconductor company that was founded in 1997 focusing on mixed-signal integrated circuits for video surveillance and automotive entertainment applications that was sold to Intersil Corporation in 2010. Between 2010 and 2012, Mr. Kozato pursued other interests. From 1994 to 1996, Mr. Kozato was the President of Sigmax Technologies, Inc., a start-up company based in Silicon Valley developing CD-ROM controller chips that was sold to Adaptec in 1996. From 1987 to 1994, Mr. Kozato was the Business Control Manager of the electronics division at Ricoh USA, part of a large Japanese electronics conglomerate, where he was responsible for Ricoh’s U.S. semiconductor business. Mr. Kozato started his career at Tomen Corporation, a large Japanese trading company. Mr. Kozato holds a B.S. in Mathematics from U.C. Santa Barbara. We believe that Mr. Kozato is qualified to serve as a member of our Board of Directors because of the perspective and experience he brings as our President and Chief Executive Officer, his industry experience and his deep knowledge of our products, target markets and operations.

Feng Kuo, Ph.D., 67, has been the Company’s Chief Technology Officer since October 2012 and has served as a director since 2018. Prior to that, Dr. Kuo served as the Vice President of Engineering at Intersil Corporation following its acquisition of Techwell, Inc. in 2010 and where he had served as Chief Technology Officer from 1998 to 2010. From 1994 to 1996, Dr. Kuo was the VP of Engineering of Sigmax Technologies Inc. prior to its acquisition by Adaptec, Inc. From 1991 to 1994, Dr. Kuo was a Product Manager at Seiko, where he designed a variety of analog and mixed-signal semiconductors. Dr. Kuo started his career at Hypres Inc., a superconductor integrated circuit company. Dr. Kuo holds a B.S. in Electrical Engineering from National Taiwan University and an M.S. and a Ph.D. in Electrical Engineering from Stony Brook University. We believe that Dr. Kuo is qualified to serve as a member of our Board of Directors due to his deep technical expertise, his insights into our target markets, target customers and product strategy and his prior experience in serving as an executive officer in a publicly traded company.

Fun-Kai Liu, 71, has served on our Board of Directors since 2012. Since 2005, Mr. Liu has been an angel investor focusing on Silicon Valley startups. Mr. Liu served at Tvia, Inc., a then-publicly traded developer of semiconductor and software products targeted for the advanced television and emerging display markets, as Chief Executive Officer from its founding in 1995 through 2001 and as Chairman of the board through 2005. From its founding in 1989 through 1994, Mr. Liu served as the Chairman and Chief Executive Officer of OPTi Inc., a then-publicly traded manufacturer of core logic chip sets for the personal computer market. He received a B.S. in Electrical Engineering from National Cheng-Kung University in Taiwan, an M.S. in Computer Science from Santa Clara University and an M.S. in Electrical Engineering from Ohio State University. We believe that Mr. Liu is qualified to serve as a member of our Board of Directors due to the perspective and experience he has acquired from industry experience and his service as a Chief Executive Officer and director of public companies.

Robert Cochran, 67, has served on our Board of Directors since January 2016. Mr. Cochran was the Executive Vice President, Legal and Corporate Collaboration of A10 Networks, Inc. (NYSE: ATEN), an application security company, where he worked from January 2012 to June 2022 and served as a member of its board of directors from April 2012 to November 2018. From January 1993 to January 2012, Mr. Cochran was principal of a boutique law firm in Woodside, California, specializing in the representation of emerging technology companies. From 2004 to 2010, Mr. Cochran served as a director of Techwell, Inc. Mr. Cochran presently serves as a member of the Board of Trustees, chair of the finance committee and Treasurer of a non-profit, the Marin Waldorf School, based in San Rafael, California. Mr. Cochran holds a J.D. from Harvard Law School and an A.B. from Harvard University. We believe that Mr. Cochran is qualified to serve as a member of our Board of Directors due to the perspective and experience he has acquired from counseling growth companies and his service as a director of public and private companies.

Yaichi Aoshima, Ph.D., 60, has served on our Board of Directors since July 2016. Since April 1996, Dr. Aoshima has been an Associate Professor and Professor at the Institute of Innovation Research at Hitotsubashi University in Japan, focusing on new product development, organization theory, and technology management. Dr. Aoshima holds a Ph.D. in Management from Massachusetts Institute of Technology, an M.A. in Commerce and Management from Hitotsubashi University, and an undergraduate degree in Commerce and Management from Hitotsubashi University. Since June 2015, Dr. Aoshima has also served as a director of NS Solutions Corporation (TSE: 2327), a subsidiary of Nippon Steel Corporation (TYO: 5401), a steel products manufacture and trade company in Japan. Since April 2023, Dr. Aoshima has also served as a director of Human Technologies, Inc. (TYO-5621), a cloud attendance management company in Japan. We believe that Dr. Aoshima is qualified to serve as a member of our Board of Directors due to the perspective and experience he has acquired from extensive experience in product development and technology management, and his experience serving on the board of a Japanese company.

Executive Officers

Biographical information for Mr. Kozato and Dr. Kuo is described above under “Directors.”

Michelle Ho, 52, has served as our Interim Chief Financial Officer since January 2024. From June 2021 to December 2023, Ms. Ho served as our Controller, and from April 2019 to May 2021, Ms. Ho served as our Accounting Manager. Prior to that, from July 2017 to April 2019, Ms. Ho served as Accounting Manager of International/Cost Accounting at Restoration Robotics, Inc. (Nasdaq: HAIR), a medical device company. From May 2013 to July 2017, Ms. Ho served as Accounting Manager and Senior Accountant at Tria Beauty, Inc., a skincare technologies company. Ms. Ho holds a B.S. in Accounting from University of Pheonix and an A.A. in Business and Accounting from Pasadena City College.

Darron Ma, 46, has served as our Chief Operating Officer and Vice President of Sales since October 2023. From October 2013 to September 2023, Mr. Ma served as our General Manager and Vice President of Worldwide Sales and Marketing. Prior to that, from February 2012 to October 2013, Mr. Ma served as Vice President and General Manager of the Video Products Group at Conexant Systems, Inc., a fabless semiconductor company. From November 2010 to January 2012, Mr. Ma served as Director of Worldwide Marketing for Video Signal Processing at Intersil Corporation, an analog, mixed-signal semiconductor company. Ma served in various positions at Techwell Inc., a semiconductor company, including as President and Executive Director, Greater China, from July 2004 to November 2010. Mr. Ma holds a B.S. in Electrical Engineering and Computer Science from University of California, Los Angeles.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of reports furnished to us, and written representations from our directors and officers, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2024 by Section 16(a) under the Exchange Act.

Code of Ethics

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

Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Audit Committee

The current members of the Audit Committee are Robert Cochran (Chair) and Yaichi Aoshima. The Audit Committee held 5 meetings during 2024. Our Audit Committee oversees our corporate accounting and financial reporting process and assists our Board of Directors in oversight of the integrity of our financial statements, our compliance with certain legal and regulatory requirements, our independent auditor’s qualifications, independence and performance, and our internal accounting and financial controls. Our Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent auditor. The Board of Directors has determined that Mr. Cochran is qualified as an “audit committee financial expert” under the definition outlined by the SEC, and is considered independent using the definition for director independence of the New York Stock Exchange and applicable SEC rules..

Insider Trading Policy

The Company has adopted an insider trading policy and procedure governing the purchase, sale, and/or other disposition of its securities by its directors, officers, and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable TSE listing standards. A copy of the Company’s Insider Trading and Communications Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Named Executive Officers

Our named executive officers as of December 31, 2024 are as follows:

Name	Position with the Company
Fumihiro Kozato	President and Chief Executive Officer and Director
Michelle P. Ho	Interim Chief Financial Officer
Darron Ma	Chief Operating Officer and Vice President of Sales
Feng Kuo, Ph.D.	Chief Technology Officer and Director

Summary Compensation Table

The following table sets forth information concerning the total compensation earned by our named executive officers for services rendered to us in all capacities during the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position		Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)
Fumihiro Kozato		2024	220,000	88,000	—	308,000
President and Chief Executive Officer		2023	220,000	99,000	—	319,000
Michelle P. Ho	(2)	2024	170,369	102,010	—	272,379
Interim Chief Financial Officer
Darron Ma		2024	200,016	80,006	—	280,022
Chief Operating Officer and Vice President of Sales		2023	183,879	80,006	178,273	442,158
Feng Kuo, Ph.D		2024	220,000	88,000	—	308,000
Chief Technology Officer		2023	220,000	99,000	—	319,000

(1)
Amounts reported under the Stock Awards column represent the aggregate fair value of restricted stock unit (RSU) awards computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC 718) for financial reporting purposes, rather than amounts paid to or realized by the named individual. The method by which fair value is calculated is set forth in Note 8 in the Notes to Consolidated Financials of this Annual Report on Form 10-K.
(2)
Ms. Ho has served as our Interim Chief Financial Officer since January 1, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards held by our named executive officers as of December 31, 2024.

			Stock Options (1)				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (1) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Fumihiro Kozato	6/27/2017		108,000	—	2.93	6/27/2027	—	—
Michelle P. Ho	12/12/2023	(3)					15,938	118,897
Michelle P. Ho	5/5/2022	(4)					2,500	18,650
Michelle P. Ho	2/10/2021	(5)					1,875	13,988
Darron Ma	9/28/2023	(6)	—	—	—	—	20,000	149,200
Darron Ma	2/10/2021	(7)	—	—	—	—	3,750	27,975
Feng Kuo, Ph.D.	6/27/2017		88,000	—	2.93	6/27/2027	—	—

(1)
All equity awards were granted pursuant to the terms of our 2017 Stock Incentive Plan (the “2017 Plan”).
(2)
The market value of stock awards that have not vested is calculated by multiplying the number of RSUs that have not vested by $7.46, which was calculated based on the per share closing price of our JDS on December 30, 2024 of ¥1,171.00, the last trading day of the year, using the Telegraphic Transfer Middle Rate exchange rate as of December 31, 2024.
(3)
Ms. Ho was granted 18,750 RSUs on December 12, 2023 with a vesting start date of January 1, 2024, which vest at a rate of 1/20th of the total number of RSUs in equal quarterly installments over a period of five years commencing April 1, 2024, subject to continued employment.
(4)
Ms. Ho was granted 5,000 restricted stock units on May 5, 2022, with a vesting start date of May 1, 2022, which vest at a rate of 1/20th of the total number of RSUs in equal quarterly installments over a period of five years commencing August 1, 2022, subject to continued employment.
(5)
Ms. Ho was granted 7,500 restricted stock units on February 10, 2021 with a vesting start date of February 1, 2021, which vest at a rate of 1/20th of the total number of RSUs in equal quarterly installments over a period of five years commencing May 1, 2021, subject to continued employment.
(6)
Mr. Ma was granted 25,000 restricted stock units on September 28, 2023 with a vesting start date of October 1, 2023, which vest at a rate of 1/5th of the total number of restricted stock units in equal annual installments over a period of five years commencing October 1, 2024, subject to continued employment.
(7)
Mr. Ma was granted 15,000 restricted stock units on February 10, 2021, with a vesting start date of February 1, 2021, which vest at a rate of 1/20th of the total number of restricted stock units in equal quarterly installments over a period of five years commencing May 1, 2021, subject to continued employment.

Potential Payments upon Termination or Change in Control

Except for the Company’s 401(k) plan available to all employees, and as discussed in Note 8 in the Notes to Consolidated Financials of this Annual Report on Form 10-K, the Company does not have any plans that provide for payment of retirement benefits or benefits that will be paid to employees or directors following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans, or nonqualified defined contribution plans. The Company does not have any agreements that provide for any payments to our named executive officers that would be made upon termination due to or in connection with any change in control of the Company.

Director Compensation

The following table sets forth the dollar value of total compensation, consisting solely of restricted stock awards, earned by our non-employee directors for their service in 2024. Employee directors do not receive any separate compensation for service as a member of our Board of Directors.

Name	Stock Awards ($) (1) (2)
Fun-Kai Liu (2)	73,170
Robert Cochran (2)	73,170
Yaichi Aoshima, Ph.D. (2)	73,170

(1)
Amounts represent the aggregate fair value of each director’s RSU awards computed as of the grant date, of each award in accordance with ASC 718 for financial reporting purposes, rather than amounts paid to or realized by the named individual. The method by which grant date value is calculated is set forth in Note 8 in the Notes to Consolidated Financials of this Annual Report on Form 10-K. The grant date value is calculated by multiplying the number of RSUs by $8.13, which was calculated based on the per share closing price of our JDS on May 30, 2024 of ¥1,276.00, using the Telegraphic Transfer Middle Rate exchange rate as of May 31, 2024.
(2)
Each member of our Board of Directors received an automatic grant of 9,000 RSUs on May 30, 2024.

Non-employee directors receive annual nondiscretionary, automatic grants of RSUs covering 9,000 shares of our common stock under our 2017 Plan. The RSUs will vest on the first anniversary of the date of grant or, if earlier, the date of our next annual meeting of stockholders following the date of grant. The RSUs will become fully vested if a change in control of the Company occurs during the non-employee director’s service. We also reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board and committee meetings.

Policies and Practices for Granting Certain Equity Awards

Equity awards are discretionary and are generally granted to our named executive officers when deemed appropriate based on a periodic review of the Company's executive compensation program. The Company does not currently grant stock options to its employees. The Board and the Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options (1)	(b) Weighted- average exercise price of outstanding options (2)	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	936,969	$2.82	6,949,409
Equity compensation plans not approved by security holders	—	—	—
Total	936,969	$2.82	6,949,409

(1)
Includes options to purchase 389,791 shares of common stock and 547,188 outstanding RSUs.
(2)
The calculation of the weighted-average exercise price of outstanding options excludes stock underlying RSUs, as such awards have no exercise price.

(3)
The number of shares reserved for issuance under the 2017 Plan is automatically increased on the first day of each fiscal year, for a period of not more than 10 years, beginning on January 1, 2018 and ending on January 1, 2027 in an amount equal to the lesser of (i) four percent (4%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or (ii) if the Board of Directors acts prior to the first day of the fiscal year, such lesser amount (including zero) that the Board of Directors determines for purposes of the annual increase for that fiscal year. On November 6, 2024, the Board of Directors determined not to increase the number of shares of the Company’s common stock authorized for issuance under the 2017 Plan for the 2024 fiscal year, which would have been otherwise subject to a four percent (4%) annual increase on January 1, 2025. In addition, the number of shares reserved for issuance under the 2017 Plan is increased from time to time in an amount equal to the number of shares subject to outstanding options under our 2012 Stock Incentive Plan (the “2012 Plan”) that are subsequently forfeited or terminate for any other reason before being exercised, plus any unvested shares that are forfeited pursuant to the 2012 Plan.

Pay Versus Performance Table

As required by Item 402(v) of Regulation S-K under the Exchange Act (the "Pay Versus Performance Rules"), we are providing the following information regarding the relationship between executive compensation and our financial performance for each of the last three completed calendar years. In determining the “compensation actually paid” to our named executive officers (each, an “NEO”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in previous years, as the SEC’s valuation methods for this section differ from those required in the Summary Compensation Table. The table below summarizes compensation values previously reported in the Summary Compensation Table, as well as the adjusted values required in this section for the 2022, 2023 and 2024 fiscal years. Note that for our NEOs other than our principal executive officer (the “PEO”), compensation is reported as an average.

Years	Summary Compensation Table Total for PEO ($)(1)	Compensation Actually Paid (CAP) to PEO ($)(1)(2)	Average Summary Compensation Table total for Non-PEO NEOs ($)(1)	Average Compensation Actually Paid to Non-PEO NEOs ($)(1)(2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return ($)(3)	Net Income ($) (in thousands)
2024	308,000	308,000	286,800	235,653	48.92	19,181
2023	319,000	319,000	318,886	288,085	68.26	17,809
2022	319,000	278,937	243,251	162,711	46.75	17,663

(1)
The PEO and the non-PEO NEOs for each year are as follows:

a.
2024: Fumihiro Kozato, PEO; Feng Kuo, Ph.D., Darron Ma, and Michelle P. Ho, non-PEO NEOs.
b.
2023: Fumihiro Kozato, PEO; Feng Kuo, Ph.D., Arthur Nguyen, and Darron Ma, non-PEO NEOs.
c.
2022: Fumihiro Kozato, PEO; Maureen Monahan, Feng Kuo, Ph.D., and Arthur Nguyen, non-PEO NEOs. Ms. Monahan resigned in September 2022. Mr. Nguyen served as the Company’s Chief Financial Officer between September 2022 until December 2023. The average summary compensation table amount for fiscal year 2022 reflects the weighted average of Ms. Monahan’s and Mr. Nguyen’s days of service with the Company.

(2)
SEC rules require certain adjustments be made to the Summary Compensation Table (“SCT”) totals to determine “compensation actually paid” ("CAP") as reported in the Pay Versus Performance table. “Compensation actually paid” does not necessarily represent cash and/or equity values transferred to the applicable named executive officer without restriction, but rather is a value calculated under applicable SEC rules. In general, “compensation actually paid” is calculated as Summary Compensation Table total compensation adjusted to include the fair market value of equity awards as of December 31 of the applicable year or, if earlier, the vesting date (rather than the grant date). The following table details these adjustments more specifically:

Year	Executive	SCT Total ($)	Subtract amount reported in “Stock Awards” column of SCT ($)	Add value of outstanding and unvested equity awards that were granted in current year ($)	Add (subtract) change in value of equity awards outstanding and unvested at the end of the current year that were granted in a prior year ($)	Add (subtract) change in value of equity awards vested in the current year that were granted in a prior year ($)	CAP ($)
2024	PEO	308,000	—	—	—	—	308,000
	Non-PEO NEOs	286,800	—	—	(43,329)	(7,819)	235,653
2023	PEO	319,000	—	—	—	—	319,000
	Non-PEO NEOs	318,886	(59,424)	86,750	(57,683)	(444)	288,085
2022	PEO	319,000	—	—	—	(40,063)	278,937
	Non-PEO NEOs	243,251	(29,512)	29,512	(100,238)	19,698	162,711

(3)
The values disclosed in this column represent the measurement period value of an investment of $100 in our common stock as of December 31, 2021, and then valued again on each of December 31, 2022, December 31, 2023 and December 31, 2024.

Narrative Disclosure to Pay Versus Performance Table

Compensation for our PEO and our other NEOs is set by the Board of Directors. In addition to a fixed base salary, we provide both short-term and long-term incentives through an annual bonus opportunity and equity awards that are tied to enhancement of the overall financial profile of the Company. In accordance with the Pay Versus Performance Rules, the Company is providing the following descriptions of the relationships between information presented in the Pay Versus Performance table. As illustrated in the first graph below, our TSR impacted the value of the “compensation actually paid” (calculated in accordance with the Pay Versus Performance Rules) to our PEO and our other NEOs for the three most recently completed fiscal years.

Relationship between Compensation Actually Paid and Total Shareholder Return (TSR)

The graph below reflects the relationship between the PEO and Average Non-PEO NEO CAP and the Company’s cumulative TSR, (assuming an initial fixed investment of $100) for the three most recently completed fiscal years:

Compensation Actually Paid vs. Company TSR
Compensation Actually Paid (in thousands)
$350
$300
$250
$200
$150
$100
$50
$-
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
Total Shareholder Return (Value of Fixed $100 Investment)
$46.75
$68.26
$48.92
FY 2022
FY 2023
FY 2024
PEO
Average NEO
Company TSR

Relationship between Compensation Actually Paid and Net Income

The graph below reflects the relationship between the PEO and Average Non-PEO NEO CAP and the Company’s Net Income for the three most recently completed fiscal years.

Compensation Actually Paid vs. Net Income
CAP (in thousands)
$350
$300
$250
$200
$150
$100
$50
$-
Net Income (in thousands)
$19,500
$19,000
$18,500
$18,000
$17,500
$17,000
$16,500
FY 2022
FY 2023
FY 2024
PEO
Average NEO
Net Income

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The information required by this item is incorporated by reference from the information under the caption “Equity Compensation Plan Information” in Item 11 of this this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of Techpoint common stock as of February 28, 2025, except as otherwise indicated, by:

•
each person who is known by Techpoint to own beneficially more than five percent of Techpoint’s issued and outstanding shares of common stock as of February 28, 2025 (“5% Beneficial Owners”).
•
each current Techpoint director;
•
each of the persons named in the Summary Compensation Table in Techpoint’s annual report on Form 10-K for the year ended December 31, 2024 (“Named Executive Officers”); and
•
all current Techpoint directors and executive officers as a group.

The percentage ownership information below is based on 18,712,175 shares of Techpoint common stock outstanding (including 7,808,352 JDS) as of February 28, 2025. Each JDS represents one share of common stock. Information given below regarding the 5% Beneficial Owners is based solely on information provided by such persons in filings with the SEC on Schedules 13D or 13G. Beneficial ownership is determined under the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Accordingly, the information in the table below may not be consistent with, and is not intended to indicate, ownership of such shares for other purposes. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. In addition to shares of Techpoint common stock or JDS, in accordance with SEC rules, the number of shares of Techpoint common stock beneficially owned includes shares of Techpoint common stock issuable pursuant to the exercise of stock options or other convertible securities that are either immediately exercisable or exercisable, or in the case of restricted stock units, which may vest, within 60 days of February 28, 2025. These shares are deemed to be outstanding and beneficially owned by the person of those options, securities, or restricted stock units for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date, by the sum of the number of shares outstanding as of February 28, 2025, plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date. Consequently, the numerator and denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Unless otherwise indicated, the address for each person is c/o Techpoint, Inc., 2550 N. First Street #550, San Jose, California 95131.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Benefical Owners:
Akiko Kozato (1)	1,788,888	9.6%
Named Executive Officers and Directors:
Fumihiro Kozato (2)	1,926,888	10.2%
Feng Kuo, Ph.D. (3)	3,421,256	18.2%
Fun-Kai Liu (4)	1,053,146	5.6%
Robert Cochran	55,125	*
Yaichi Aoshima, Ph.D.	62,625	*
Michelle Ho (5)	23,437	*
Darron Ma (6)	90,494	*
All directors and executive officers as a group (7 persons (7))	6,632,971	35.0%

__________________

* Less than 1 percent.

(1) Based solely on a Schedule 13G filed on February 14, 2018 by Akiko Kozato, Akiko Kozato has sole voting and sole dispositive power with respect to 1,788,888 shares. The principal business office of Akiko Kozato is c/o Techpoint, Inc., 2550 N. First Street, #550, San Jose, CA 95131.

(2) Represents 1,818,888 shares of common stock held jointly by Mr. Kozato and Masako Kozato, and 108,000 shares underlying an option to purchase common stock held by Mr. Kozato, which is exercisable within 60 days of February 28, 2025.

(3) Consists of (a) 1,360,000 shares of common stock and 88,000 shares underlying an option to purchase common stock held by Dr. Kuo, which is exercisable within 60 days of February 28, 2025; (b) 998,256 shares of common stock, 5,000 shares underlying an option to purchase common stock subject to early exercise,which is exercisable within 60 days of February 28, 2025 held by Emily Ku, Dr. Kuo’s daughter; and (c) 970,000 shares of common stock held by Amanda Ku, Dr. Kuo’s daughter.

(4) Consists of 1,029,500 shares of common stock, as well as 23,646 shares underlying an option to purchase common stock which is exercisable within 60 days of February 28, 2025.
(5) Consists of 22,500 shares of common stock and 937 shares of common stock issuable pursuant to the vesting of restricted stock units within 60 days of February 28, 2025.
(6) Consists of 11,802 shares of common stock and 78,692 shares underlying JDS.

(7) Consists of an aggregate of 6,407,388 shares of common stock and 78,692 shares underlying JDS, as well as 224,646 shares underlying options to purchase common stock which are exercisable within 60 days of February 28, 2025, and 937 shares of common stock issuable pursuant to the vesting of restricted stock units within 60 days of February 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Aside from the compensation arrangements of our directors and named executive officers discussed elsewhere in this Annual Report on Form 10-K, we have not entered into any transactions since January 1, 2024 in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with, or immediate family members of, any of the foregoing, had or will have a direct or indirect material interest.

Related Party Transaction Approval

We have adopted a written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent members of our Board of Directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

In April 2022, the Tokyo Stock Exchange reorganized from those markets previously known as the first, second, Mothers market and JASDAQ (standard and growth) market segments, into those known as Prime, Standard and Growth market segments. Techpoint’s JDS shares were previously listed in the Mothers market. Effective April 2022, and under the direction of our Board of Directors, our common stock became listed on the Growth market of the Tokyo Stock Exchange.

Because our common stock is not listed on a U.S. national securities exchange or an inter-dealer quotation system, the rules of the SEC require that we identify which of our directors is independent as defined by a national securities exchange or inter-dealer quotation system that has requirements that a majority of the Board of Directors be independent. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our Board of Directors has determined that three of our directors, Messrs. Cochran and Liu, and Dr. Aoshima, are independent directors using the definition for director independence of the New York Stock Exchange and applicable SEC rules. Mr. Kozato and Dr. Kuo are not considered independent as they are employed as our Chief Executive Officer and Chief Technology Officer, respectively.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed or expected to be billed by Macias Gini & O’Connell LLP (“MGO LLP”) for audit and other services rendered:

	Year Ended
	December 31,
	2024	2023
Audit Fees	$450,000	$425,000
Audit-Related Fees	130,000	125,000
Tax Fees	—	—
All Other Fees	—	—
Total	$580,000	$550,000

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee maintains a policy to pre‑approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided were pre-approved to the extent required. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC. Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

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

2.1+

Agreement and Plan of Merger, dated as of January 15, 2025, by and among ASMedia Technology Inc., a Taiwanese corporation, Apex Merger Sub Inc., a Delaware corporation, and Techpoint, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 15, 2025).

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

10.2#	2012 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

10.3#	Form of 2017 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed August 31, 2017).

Exhibit Number	Description

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

10.7

Third Amendment to Lease, dated August 9, 2021, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).

10.8

Fourth Amendment to Lease, dated November 20, 2023, by and between the Company and Silicon Valley Center Office LLC. Fourth Amendment to Lease, dated November 20, 2023, by and between the Company and Silicon Valley Center Office LLC (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed March 15, 2024).

10.9#	Offer Letter, dated August 26, 2022, by and between the Company and Arthur Nguyen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2022).
10.10#	Offer Letter, dated September 28, 2023, by and between the Company and Darron Ma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2023).

10.11#	Offer Letter, dated December 13, 2023, by and between the Company and Michelle P. Ho (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2023).

16.1	Letter from BDO USA, LLP dated September 8, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed September 13, 2022).
19.1†	Insider Trading and Communications Policy.

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 15, 2019).
23.1†	Consent of Independent Registered Public Accounting Firm.

24.1†	Power of Attorney (included in the signature page hereof).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

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

TECHPOINT, INC.

Date: March 5, 2025	By:	/s/ Fumihiro Kozato
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

Name	Title	Date

/s/ Fumihiro Kozato	President and Chief Executive Officer	March 5, 2025
Fumihiro Kozato	(Principal Executive Officer)

/s/ Michelle P. Ho	Interim Chief Financial Officer	March 5, 2025
Michelle P. Ho	(Principal Financial and Accounting Officer)

/s/ Dr. Feng Kuo	Director	March 5, 2025
Dr. Feng Kuo

/s/ Robert Cochran	Director	March 5, 2025
Robert Cochran

/s/ Fun-Kai Liu	Director	March 5, 2025
Fun-Kai Liu

/s/ Dr. Yaichi Aoshima	Director	March 5, 2025
Dr. Yaichi Aoshima