Form 10-Q
period 2025-03-31
Techpoint, Inc.
filed 2025-05-15
CIK 1556898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 18,886,008 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Techpoint, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts, unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$70,100	$67,820
Short-term investments	—	4,520
Accounts receivable	393	487
Inventory, net	12,955	14,242
Prepaid expenses and other current assets	806	1,314
Total current assets	84,254	88,383
Property and equipment, net	404	433
Deferred tax assets	4,369	3,809
Right-of-use assets	876	985
Intangible assets, net	899	927
Goodwill	891	891
Other assets	170	166
Total assets	$91,863	$95,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$968	$1,726
Accrued liabilities	2,779	2,614
Customer deposits	576	1,828
Lease liabilities	704	654
Dividend payable	—	4,655
Total current liabilities	5,027	11,477
Other liabilities	331	472
Total liabilities	5,358	11,949
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.0001 per share - 5,000,000 shares authorized as of March 31, 2025 and December 31, 2024; nil shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share - 75,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 18,728,071 and 18,618,356 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	29,510	28,948
Accumulated other comprehensive income	—	1
Retained earnings	56,993	54,694
Total stockholders’ equity	86,505	83,645
Total liabilities and stockholders’ equity	$91,863	$95,594

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$16,250	$16,311
Cost of revenue	7,866	7,515
Gross profit	8,384	8,796
Operating expenses
Research and development	1,792	2,084
Selling, general and administrative	2,510	2,520
Transaction-related expenses	2,110	—
Total operating expenses	6,412	4,604
Income from operations	1,972	4,192
Other income, net	651	773
Income before income taxes	2,623	4,965
Provision for income taxes	304	585
Net income	$2,319	$4,380
Net income per share:
Basic	$0.12	$0.24
Diluted	$0.12	$0.23
Weighted average shares outstanding used in computing net income per share
Basic	18,695,100	18,431,048
Diluted	19,273,723	18,927,227
Comprehensive income:
Net income	$2,319	$4,380
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale debt securities, net of tax benefit of $0.3 and tax expense of $1 for the three months ended March 31, 2025 and 2024, respectively	(1)	4
Comprehensive income	$2,318	$4,384

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts, unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive income	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2023	18,395,682	$2	$27,477	$18	$44,798	$72,295
Other comprehensive income – gain on available-for-sale debt securities	—	—	—	4	—	4
Issuance of common stock upon exercise of stock options	13,000	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock units	27,575	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,807)	—	(39)	—	—	(39)
Stock-based compensation	—	—	399	—		399
Cash dividend adjustments	—	—	—	—	(5)	(5)
Net income	—	—	—	—	4,380	4,380
Balances as of March 31, 2024	18,432,450	$2	$27,894	$22	$49,173	$77,091

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive income (loss)	Retained Earnings	Stockholders' Equity
Balances as of December 31, 2024	18,618,356	$2	$28,948	$1	$54,694	$83,645
Other comprehensive loss – unrealized loss on available-for-sale debt securities	—	—	—	(1)	—	(1)
Issuance of common stock upon exercise of stock options	85,251	—	238	—	—	238
Issuance of common stock upon vesting of restricted stock units	27,363	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,899)	—	(47)	—	—	(47)
Stock-based compensation	—	—	371	—	—	371
Cash dividend adjustments	—	—	—	—	(20)	(20)
Net income	—	—	—	—	2,319	2,319
Balances as of March 31, 2025	18,728,071	$2	$29,510	$—	$56,993	$86,505

See accompanying notes to condensed consolidated financial statements.

Techpoint, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$2,319	$4,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	92
Stock-based compensation	371	399
Accretion of premium on available-for-sale investments	(6)	(378)
Gain on disposal of fixed asset	—	(132)
Inventory valuation adjustment	502	50
Deferred income taxes	(560)	(265)
Noncash lease expense	167	178
Other	—	(58)
Changes in operating assets and liabilities:
Accounts receivable	94	(5)
Inventory	785	(1,603)
Prepaid expenses and other current assets	508	130
Other assets	(4)	38
Accounts payable	(787)	(63)
Accrued liabilities	166	1,029
Customer deposits	(1,252)	(602)
Lease liabilities	(8)	(102)
Other liabilities	(141)	(89)
Net cash provided by operating activities	2,242	2,999
Cash Flows From Investing Activities
Purchase of property and equipment	(3)	(9)
Purchase of debt securities	—	(21,177)
Proceeds from maturities of debt securities	4,525	20,857
Net cash provided by (used in) investing activities	4,522	(329)
Cash Flows From Financing Activities
Payment of dividends	(4,675)	(4,603)
Net proceeds from exercise of stock options	238	57
Payment for shares withheld for tax withholdings on vesting of restricted stock units	(47)	(39)
Net cash used in financing activities	(4,484)	(4,585)
Net increase (decrease) in cash and cash equivalents	2,280	(1,915)
Cash and cash equivalents at beginning of period	67,820	13,671
Cash and cash equivalents at end of period	$70,100	$11,756

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$901	$36
Supplemental Disclosure of Noncash Investing and Financing Information
Right-of-use assets obtained in exchange for lease liabilities	$58	$58
Property and equipment purchased but not yet paid	$29	$—
Vendor credit received upon disposal of fixed asset	$—	$58

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

Basis of Consolidation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated. The functional currency of each of the Company’s subsidiaries is the U.S. dollar. Foreign currency gains or losses are recorded as Other income, net in the condensed consolidated statements of income and comprehensive income.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 contained in the Company’s Annual Report on Form 10-K.

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

Revenue Recognition

The Company principally sells its products to distributors who, in turn, sell to original equipment manufacturers (“OEM”) and original design manufacturers (“ODM”), contract manufacturers, and design houses. The Company accounts for revenue under Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, the Company satisfies its performance obligations and primarily recognizes revenue upon shipment, at which time control of its products is transferred to its customers. The Company applies the following five-step model for recognizing revenue from contracts with customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the performance obligation is satisfied.

Product revenue consists of sales of mixed-signal integrated circuits into the automotive and security surveillance markets. The Company generally requires advance payments from customers and records these advance payments, or contract liabilities, as customer deposits on its condensed consolidated balance sheet. Since the Company’s performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption practical expedient provided in ASC 606 and is therefore not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The Company provides product assurance warranty only and does not offer warranties to be purchased separately. The Company allocates the transaction price to each distinct product based on a relative standalone selling price. Revenue is recognized when control of the product is transferred to the Company's customers, upon shipment, at which time the performance obligation is satisfied. The Company’s shipping terms are primarily FOB (free on board) shipping point, whereby legal title, risks and rewards of ownership, and physical possession are transferred to the customer upon shipment. Substantially all of the Company’s customers pay in advance of shipment, and no stock rotation, price protection or return rights are offered.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the general state of the U.S., China and world economies; the highly cyclical nature of the industries the Company serves; successful and timely completion of product design efforts; trade restrictions by the United States against the Company's customers in China including recent new tariffs imposed on China and the retaliatory trade actions taken by China. See Part I, Item 2. "Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview;" the loss of any of its larger customers; restrictions on the Company's ability to sell to foreign customers due to additional new international trade laws, regulations and requirements; disruptions in the supply chain of components needed for its products; fundamental changes in the technology underlying the Company’s products; the hiring, training and retention of key employees; and new product design introductions by competitors.

The Company has been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to inflation, foreign currency fluctuations, tariffs, and supply chain challenges. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain. The Company has made estimates of the impact of these events within its financial statements and there may be changes to those estimates in future periods.

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

For each significant customer, or distributor, and significant end-customer, revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2025	2024
Customers
Customer A	28%	37%
Customer B	13%	11%
Customer C	11%	*
End-Customer
End-Customer A (1)	10%	16%

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance improves the transparency and usefulness of income tax information provided to investors primarily through enhanced disclosures about the income tax rate reconciliation and disaggregation of income taxes paid. This guidance is effective for the Company’s annual periods beginning January 1, 2025, and permits application on either a prospective or retrospective basis. The Company has adopted the ASU as of January 1, 2025 and is evaluating the transition method but has not yet determined whether the new disclosure requirements will be applied prospectively or retrospectively in its annual financial statements. The adoption of ASU 2023-09 did not have an impact on the Company’s interim financial position, results of operations, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for the Company’s annual periods beginning January 1, 2024, and will is effective for interim periods within fiscal years beginning January 1, 2025. The Company adopted this guidance on December 31, 2024. The adoption only impacted its disclosure and has no material impact on the Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2025.

2. Balance Sheet Components

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Work in process	$8,981	$9,107
Finished goods	3,974	5,135
Total inventory	$12,955	$14,242

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer equipment and software	$2,797	$2,766
Leasehold improvements	91	91
Furniture	38	38
Total property and equipment	2,926	2,895
Less: accumulated depreciation	(2,522)	(2,462)
Total property and equipment, net	$404	$433

The Company recorded $0.1 million of depreciation expense for each of the three months ended March 31, 2025 and 2024.

Goodwill and Intangible assets, net

Goodwill is tested for impairment annually as of December 31 or more frequently on a reporting unit basis when events or changes in circumstances indicate that impairment may have occurred. The Company did not identify any events or circumstances indicating impairment of goodwill has been incurred for the three months ended March 31, 2025.

Changes in the carrying amount of goodwill for the three months ended March 31, 2025 are as follows (in thousands):

Total
Goodwill at December 31, 2024	$891
Adjustments	—
Goodwill at March 31, 2025	$891

Intangible assets, except goodwill consist of the following (in thousands):

March 31,
2025
Acquired intellectual property	$1,090
Less: accumulated amortization	(191)
Total finite-lived intangible assets, net	$899

The amortization expenses of intangible assets were $27,000 for each of the three months ended March 31, 2025 and 2024, respectively.

Acquired intellectual property is amortized over 10 years of its useful life. As of March 31, 2025, expected amortization expense for the unamortized intangible assets for the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$82
2026	109
2027	109
2028	109
2029	109
Thereafter	381
Total	$899

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll-related expenses	$1,321	$1,058
Taxes payable	663	161
Engineering service	234	158
Accrued warranty	175	153
Professional fees	233	355
Accrued inventory	118	415
Security for the indemnification obligations (1)	—	300
Other	35	14
Total accrued liabilities	$2,779	$2,614

(1)
In July 2023, the Company acquired certain assets of Broadvis Corporation; $0.3 million was retained by the Company at closing as security for the indemnification obligations of Broadvis Corporation, which were released in February 2025.

Customer Deposits

Customer deposits represent payments received in advance of shipments and fluctuate depending on timing of customer pre-payments and product shipment. Customer deposits were $0.6 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively. The Company generally expects to recognize revenue from customer deposits during the three month interim period immediately following the balance sheet date. During the three months ended March 31, 2025 and 2024, the Company recognized $1.8 million of revenue from the December 31, 2024 customer deposits balance and $1.4 million of revenue from the December 31, 2023 customer deposits balance, respectively.

3. Fair Value Measurements of Financial Instruments

Summary of Financial Instruments

All of the Company's investments in available-for-sale securities have matured as of March 31, 2025. On January 15, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ASMedia Technology Inc., a Taiwanese corporation (“Parent”), and Apex Merger Sub Inc., a Delaware corporation (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”) and becoming a wholly owned subsidiary of Parent (the "Proposed Transaction"). Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions. See Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Proposed Transaction”. Under the Merger Agreement, the Company is prohibited from issuing or selling any debt securities or rights to acquire debt securities prior to the closing of the Merger, subject to certain exceptions.

The following is a summary of the Company's financial instruments (in thousands) as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Values
Available-for-sale securities:
Treasury bills	$4,019	$1	$—	$4,020
Corporate bonds	500	—	—	500
Total available-for-sale securities	$4,519	$1	$—	$4,520
Reported in:
Cash and cash equivalents				$—
Short-term investments				4,520
Long-term investments				—
Total available-for-sale securities				$4,520

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$4,519	$4,520
Due between one to two years	—	—	—	—
	$—	$—	$4,519	$4,520

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates (i) whether it has the intention to sell any of these investments and (ii) whether it is more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with investments as of March 31, 2025.

There were no sales of available-for-sale securities for the three months ended March 31, 2025 and 2024.

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

The following table sets forth the Company’s financial instruments that were measured at fair value by level within the fair value hierarchy (in thousands) as of :

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
As of December 31, 2024
Financial assets - available-for-sale securities
Treasury bills	$—	$4,020	$4,020
Corporate bonds	500	—	500
Total financial assets - available-for-sale securities	$500	$4,020	$4,520

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
China	$11,203	$12,227
Taiwan	2,895	2,340
South Korea	1,227	1,161
Japan	501	192
Other	424	391
Total revenue	$16,250	$16,311

Revenue by principal product lines is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Automotive	$13,377	$12,481
Security surveillance	2,873	3,830
Total revenue	$16,250	$16,311

Long-lived assets per geographic region are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Taiwan	$253	$260
China	77	89
United States	963	998
South Korea	9	11
Japan	1	2
Total long-lived assets - net	$1,303	$1,360

Significant expenses are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Expenses:
Employee Compensation (1)	$1,775	$1,829
Stock Based Compensation	343	369
Research & Engineering Expenses	540	744
Professional Fees (2)	1,877	379

(1) The amounts do not include stock-based compensation under cost of goods sold.

(2) Consists of corporate legal, tax and audit fees. The amount for the three months ended March 31, 2025 includes $1.5 million in legal fees in connection with the Merger.

5. Commitments and Contingencies

Operating leases

The Company’s leases are recorded as operating lease right-of-use assets and operating leases liabilities. The Company determines if an arrangement contains a lease at inception. The Company leases facilities under non-cancelable lease agreements expiring through fiscal year 2026. The Company’s lease agreements do not include variable lease payments or any restrictions or covenants. As the rate implicit in each lease agreement is not readily determinable, the Company’s incremental borrowing rate was used as the discount rate. The Company’s right-of-use assets and lease liabilities have been adjusted for initial direct costs and prepaid rent but do not reflect any options to extend or terminate its lease agreements, any residual value guarantees, or any leases that have not yet commenced.

The right-of-use assets and lease liabilities related to operating leases are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Right-of-use assets	$876	$985

Lease liabilities—Current	$704	$654
Lease liabilities—Non-Current	181	332
Total lease liabilities	$885	$986

Rent expense under operating leases was $0.2 million for each of the three months ended March 31, 2025 and 2024. The rent expense recognized from short-term leases was $6,000 for each of the three months ended March 31, 2025 and 2024.

The following tables summarize the Company’s lease costs and weighted-average assumptions used in determining its right-of-use assets and lease liabilities for each period (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$189	$200
Cash paid for operating leases	$214	$219
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$58	$58
Weighted average remaining term for operating leases	1.25	1.85
Weighted average discount rate for operating leases	8.1%	8.1%

(1) During the three months ended March 31, 2025, the Company extended the term of its lease in Taiwan. This lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted. This lease modification was accounted for as a non-cash change in existing lease liabilities and right-of-use assets.

During the three months ended March 31, 2024, the Company extended the term of its lease in Taiwan. This lease was treated as a modification but not as a separate contract, as no additional right-of-use was granted. This lease modification was accounted for as a non-cash change in existing lease liabilities and right-of-use assets.

As of March 31, 2025, the aggregate future minimum lease payments under non-cancelable operating leases has consisted of the following (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$586
2026	359
Total	945
Less effects of discounting	(60)
Total lease liabilities	$885

Purchase Commitments

As of March 31, 2025, the Company had purchase commitments with its third-party suppliers through fiscal year 2027. Future minimum payments under purchase commitments are $0.9 million for the remaining months in 2025, $0.5 million and $0.1 million for 2026 and 2027, respectively.

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

Indemnification

During the normal course of business, the Company may make certain indemnities, commitments and guarantees which may include intellectual property indemnities to certain of the Company's customers in connection with the sales of the Company’s products and indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by a customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company has agreed to indemnify its officers, directors and certain key employees while they are serving in good faith in such capacities.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, the Company accrues for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

6. Stockholders’ Equity

Preferred Stock

The Company was authorized to issue 5,000,000 shares of preferred stock with $0.0001 par value per share as of March 31, 2025 and December 31, 2024. The shares of preferred stock issued and outstanding were nil as of March 31, 2025 and December 31, 2024.

Common Stock

The Company was authorized to issue 75,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the shares of common stock issued and outstanding totaled 18,728,071. As of December 31, 2024, the shares of common stock issued and outstanding were 18,618,356.

The Company has reserved the following number of shares of common stock for future issuances:

March 31, 2025
Outstanding stock awards	827,230
Shares available for future issuance under the 2017 Stock Incentive Plan	6,949,433
Total common stock reserved for future issuances	7,776,663

Dividend

On December 17, 2024, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal year 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend has been accrued as of December 31, 2024 in the amount of $4.7 million and is payable to stockholders of record as of the close of business on January 31, 2025. The payment date for the first installment on its shares of common stock (including common stock underlying JDS) was February 14, 2025. The second installment of the dividend was not accrued as of December 31, 2024 because it was anticipated to be paid in the third fiscal quarter of 2025 and the declaration of the second installment is subject to the board of directors' approval and in compliance with applicable law. The Company’s board of directors reserves the right to cancel dividend payments prior to the applicable payment date in its discretion.

On December 15, 2023, the Company announced a cash dividend of an aggregate of $0.50 per share for fiscal year 2024, payable in two equal installments of $0.25 per share. The first installment of the dividend was paid during the first fiscal quarter of 2024 to stockholders of record as of the close of business on January 31, 2024. The second installment of the dividend was paid in July 2024 to stockholders of record as of the close of business on June 28, 2024. The aggregate amount of the two dividend payments in 2024 was $9.2 million.

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

The 2012 Plan was superseded by the 2017 Stock Incentive Plan (“2017 Plan”). Any outstanding awards under the 2012 Plan will continue to be governed by the terms of the 2012 Plan.

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

On November 6, 2024, the Company's board of directors determined not to increase the number of shares of the Company’s common stock authorized for issuance under its 2017 Plan for fiscal year 2025, which would have been otherwise subject to a four percent (4%) annual increase on January 1, 2025.

The Company’s stock award activity under the 2017 Plan is summarized as follows:

Awards Available for Grant
As of December 31, 2024	6,949,409
Authorized	—
Granted	(10,000)
Canceled	10,024
As of March 31, 2025	6,949,433

Stock Options

The Company’s stock option activity under the 2017 Plan is summarized as follows:

	Options Issued and Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
As of December 31, 2024	389,781	$2.82	2.3	$1,741
Granted	—	—
Exercised	(85,251)	2.80
Canceled	—
As of March 31, 2025	304,530	2.83	2.1	4,455
Options vested and exercisable as of March 31, 2025	304,530	2.83	2.1	4,455

The stock options outstanding and exercisable by exercise price as of March 31, 2025 are as follows:

	Options Outstanding, Vested and Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.37	10,000	0.3	$0.37
2.51	27,530	1.4	2.51
2.89	30,000	1.9	2.89
2.93	208,500	2.2	2.93
3.18	28,500	2.4	3.18
	304,530	2.1	2.83

The aggregate intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 was $1.2 million and $0.2 million, respectively. The Company has various vesting agreements with its employees. Options granted generally vest over a five-year period and generally are exercisable for up to 10 years.

Restricted Stock Units

The Company’s restricted stock units activity under the 2017 Plan is summarized as follows:

	Units Issued and Outstanding	Weighted-Average Grant Date Fair Value
As of December 31, 2024	547,188	$7.78
Granted	10,000	8.04
Released, net	(24,464)	8.38
Canceled	(10,024)	7.51
As of March 31, 2025	522,700	7.77

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Restricted stock unit awards generally vest over a five-year period and are subject to the grantee’s continued service with the Company.

8. Stock-Based Compensation

The following table summarizes the distribution of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue	$28	$30
Research and development	145	150
Selling, general and administrative	198	219
Total	$371	$399

9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Basic and Diluted:
Net income	$2,319	$4,380
Denominator:
Basic shares:
Weighted-average shares outstanding used in computing basic net income per share	18,695,100	18,431,048
Diluted shares:
Effect of potentially dilutive securities:
Stock options and restricted stock units	578,623	496,179
Weighted-average shares used in computing diluted net income per share	19,273,723	18,927,227
Net income per share:
Basic	$0.12	$0.24
Diluted	$0.12	$0.23

The potentially dilutive shares of common stock outstanding for the three months ended March 31, 2025 and 2024 that were excluded from the computation of diluted net income per share as the effect would have been antidilutive, was approximately 5,000 and 73,000 shares, respectively.

10. Provision for Income Taxes

The company utilizes the ASC 740-270 (formerly known as FIN18) approach to account for income taxes in interim periods.

The components of income before income taxes are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Domestic	$2,677	$4,903
Foreign	155	62
Income before income taxes	$2,832	$4,965

The components of the provision for income taxes are as follows (in thousands). The provision differs from the federal statutory rate primarily due to the research and development tax credits, foreign derived intangible income deduction, non-deductible stock-based compensation, international tax reform provisions, and tax benefits from stock-option exercises and dispositions.

	Three Months Ended
	March 31,
	2025	2024
United States	$282	$577
Foreign	22	8
Provision for income taxes	$304	$585

On April 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48", now codified in ASC 740-10), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

As of March 31, 2025, there was no material increase in the liability for unrecognized tax benefits nor accrued interest and penalties related to uncertain tax positions.

At March 31, 2025, the Company had approximately $0.5 million of unrecognized tax benefits of which $0.3 million was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be a tax benefit of $0.2 million against the Company’s effective tax rate.

The Company files income tax returns in the U.S. federal, California, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2021 for federal purposes and 2019 for state purposes, except in certain limited circumstances. In California, the Company's net operating loss (“NOL”) and credit carryforwards from all years may be subject to adjustment for four years for California following the year in which utilized. Since the Company has California NOLs carryforwards from 2012 which remain subject to adjustment for four years following the year in which it is utilized, tax years 2012 through 2023 may remain open for state audit. The Company does not anticipate that any potential tax adjustments will have a significant impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This Quarterly Report on Form10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “intend,” “may,” “plan,” “project,” “will,” “expect,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the following:

•
our future financial performance, including our revenue, cost of sales and operating expenses;
•
our market opportunity and our ability to effectively manage or sustain our growth;
•
our ability to attract and retain customers in our current or future target markets;
•
our ability to continue to develop new technologies and obtain and maintain intellectual property rights protecting such technologies;
•
the terms of the Proposed Transaction, including expected timing of closing of the Proposed Transaction and deregistration of shares;
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
•
laws and regulations applicable to our business, including the impact of restrictions imposed by trade regulations and tariffs;
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

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes that appear in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes that appear in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements based upon current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in Part II, Item 1A or in other parts of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. A discussion of changes in our results from the year ended December 31,2024 has been omitted from this Quarterly Report on Form 10-Q and may be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 5, 2025.

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

We derive our revenue from sales of our mixed-signal integrated circuits into the automotive and security surveillance markets. We began shipping our products in 2013 and to date, we have sold over 520 million integrated circuits. Our revenue was $16.3 million and $16.3 million for the three months ended March 31, 2025 and 2024, respectively. The automotive market accounted for 82% and 77% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Meanwhile, the security surveillance market accounted for 18% and 23% of our revenue for the three months ended March 31, 2025 and 2024, respectively. We recognized $13.4 million and $12.5 million of revenue on sales into the automotive market for the three months ended March 31, 2025 and 2024, respectively. In addition, we recognized $2.9 million and $3.8 million of revenue on sales into the security surveillance market for the three months ended March 31, 2025 and 2024, respectively. We recorded net income of $2.5 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively.

We sell our products to distributors that fulfill third-party orders for our products. We also sell directly to original equipment manufacturers ("OEM") and original design manufacturers ("ODM"). For the three months ended March 31, 2025 and 2024, we derived substantially all of our revenue from products sold to distributors as compared to products sold to OEM and ODM directly.

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

We have made significant investments in research and development in order to develop our products to attract and retain end-customers. For the three months ended March 31, 2025 and 2024, our research and development expense was $1.8 million and $2.1 million, respectively. Our research and development expenses can vary from period-to-period and can be significantly impacted by the number of tape-outs and new products that we initiate in any given period. As of March 31, 2025, we had 101 employees, 40 of whom are in research and development. Our headquarters are located in San Jose, California, with additional operations in Japan, Taiwan, China and South Korea.

Effective October 9, 2019, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) added Hikvision, a customer that represented 10% and 16% of our revenue for the three months ended March 31, 2025 and 2024, respectively, to the BIS Entity List with a license requirement for all items subject to the Export Administration Regulations (“EAR”). The BIS Entity List is a published list of the names of certain foreign persons, including businesses, research institutions, government and private organizations and individuals, that are subject to specific governmental license requirements for the export, reexport and/or transfer of specified items. These license requirements could make it more difficult to ship, or in some cases, prevent the shipment of products to certain foreign persons named on the BIS Entity List.

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

From February to April 2025, through a series of tariff-related actions, the United States government has imposed additional tariffs on goods imported into the United States from numerous countries including China. Some nations including China countered with tariffs and other actions. Currently, while there are exemptions for a number of products, the tariffs on products imported into the United States from China are very high (145% or greater in the case of certain products). There is also an additional 10% tariff in place on goods imported to the United States from all countries (with limited exceptions). The previously announced higher tariffs rates on other countries are currently paused while the U.S. government negotiates regarding the tariffs and other trade barriers. Since the extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain, we cannot predict the long-term impact on our operations and financial results.

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

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (1) approval by our stockholders of the Merger Agreement and the transactions contemplated by the Merger Agreement, which was completed on May 2, 2025, (2) all required filings have been made and all required approvals obtained (or waiting periods expired or terminated) under applicable antitrust laws, if any, approval by the Committee on Foreign Investment in the United States (i.e., CFIUS) and approval by the Department of Investment Review, the Ministry of Economic Affairs of Taiwan, (3) the absence of any laws or orders by a governmental entity having jurisdiction over any party to the Merger Agreement that make illegal, enjoin, or prohibit consummation of the Merger or the transactions contemplated by the Merger Agreement and (4) the absence of any condition that would reasonably be expected to result in a material adverse effect on the business, results of operations, financial condition, or assets of the Company and its subsidiaries, taken as a whole, or a material adverse effect on the business, operations, financial condition or assets of the combined business of Parent, the Company and their respective subsidiaries, taken as a whole, as a condition of any required regulatory authorizations in clause (2) above or any governmental authorizations in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement or as a result of any law or orders by a governmental entity having jurisdiction over any party to the Merger Agreement.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, we expect the Merger to close during the second quarter or early third quarter of 2025.

Key Factors Affecting Our Results of Operations

Macroeconomic and geopolitical conditions. We have been impacted by adverse macroeconomic and geopolitical conditions. These conditions include but are not limited to recent new tariffs, inflation, foreign currency fluctuations, tariff measures, and related supply chain challenges and disruptions caused by any of these events. Management continues to actively monitor the impact of these conditions on the Company’s financial condition, liquidity, operations, end-customers (including its significant end-customers), distributors, suppliers, industry, and workforce. The extent to which such events impact the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain. Therefore, we cannot currently predict their long-term impact on our operations and financial results.

Ability to attract and retain customers that make large orders. While we expect the composition of our end-customers to change over time, our business and operating results depend on our ability to continually target new and retain existing end-customers that make large orders. For the three months ended March 31, 2025 and 2024, Hikvision, the largest security surveillance manufacturer in China and one of our end-customers, accounted for 10% and 16% of our revenue, respectively. Although large customers can help us increase our revenue and improve our results of operations, reliance on large customers is a risk to our business. For example, Section 889 of the 2019 National Defense Authorization Act could adversely impact our business with Hikvision. Section 889(a)(1)(A) went into effect on August 13, 2019 and prohibits U.S. government agencies from procuring or obtaining equipment or services that use covered telecommunications equipment or services as a substantial or essential component or critical technology, including certain video surveillance products or telecommunications equipment and services produced or provided by Hikvision. On July 14, 2020, the U.S. government issued an interim final rule that implements Section 889(a)(1)(B) effective as of August 13, 2020. This rule prohibits the U.S. government from entering into contracts with persons who use covered telecommunications equipment or services as a substantial or essential component of any system, or as critical technology as part of any system, which again includes certain of Hikvision's video surveillance products. Although Section 889 does not prohibit commercial sales of video surveillance products by Hikvision in the U.S., which we understand is the predominant business Hikvision does in the U.S. with video surveillance products that incorporate our products, the impact of these new regulations and the uncertainty of U.S. and China trade relations may adversely impact our business in the future with Hikvision and other significant customers.

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

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any, and increases due to tariffs. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline. In addition, imposition of significant new tariffs on goods imported into the U.S., have introduced uncertainty to our business and may increase the cost of our manufactured products and components sourced outside of the U.S., which would result in an increase in our cost of revenue and a reduction in our gross margin.

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

Provision for Income Taxes

The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. Our provision differs from the federal statutory rate primarily due to the research and development capitalization under 26 U.S.C. § 174, foreign derived intangible income deduction, stock-based compensation and change in valuation allowance.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Revenue	$16,250	$16,311
Cost of revenue (1)	7,866	7,515
Gross profit	8,384	8,796
Operating expenses: (1)
Research and development	1,792	2,084
Selling, general and administrative	2,510	2,520
Transaction-related expenses	2,110	—
Total operating expenses	6,412	4,604
Income from operations	1,972	4,192
Other income (expense), net	651	773
Income before income taxes	2,623	4,965
Provision for income taxes	304	585
Net income	$2,319	$4,380

(1)
Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of revenue	$28	$30
Research and development	145	150
Selling, general and administrative	198	219
Total	$371	$399

The following table sets forth the condensed consolidated statements of income for each of the periods as a percentage of revenue:

	Three Months Ended
	March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	48	46
Gross profit	52	54
Operating expenses:
Research and development	11	13
Selling, general and administrative	15	15
Transaction-related expenses	13	—
Total operating expenses	39	28
Income from operations	12	26
Other income (expense), net	4	5
Income before income taxes	16	31
Provision for income taxes	2	4
Net income	14%	27%

Comparison of the Three Months ended March 31, 2025 and March 31, 2024

Revenue

The components of revenue are as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Automotive	$13,377	$12,481	$896	7%
Security surveillance	2,873	3,830	(957)	(25)%
Revenue	$16,250	$16,311	$(61)	(0)%

Revenue decreased by $0.1 million, or 0.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily attributable to a $1.0 million decrease in security surveillance revenue as a result of a decrease in the volume of shipments, partially offset by an increase in average selling prices. Automotive market revenue increased by $0.9 million due to an increase in the volume of shipments, partially offset by a decrease in average selling price.

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

Revenue by geographic region

The table below sets forth revenue by geographic region as a percent of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
China	69%	75%
Taiwan	18	15
South Korea	8	7
Japan	3	1
Other	2	2
Total	100%	100%

Cost of revenue and gross margin (dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Cost of revenue	$7,866	$7,515	$351	5%
Gross margin	52%	54%

Cost of revenue increased by $0.4 million, or 5% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, and gross margins decreased to 52% for the three months ended March 31, 2025 from 54% for the three months ended March 31, 2024, due to changes in product mix and average unit selling prices and higher reserve expenses.

We expect gross margins to fluctuate in future periods due to changes in customer and product mix, average unit selling prices, manufacturing costs, adjustments to inventory, if any, and end market product demand.

Research and development expense (dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Research and development	$1,792	$2,084	$(292)	(14)%

Research and development expenses decreased by $0.3 million, or 14% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a $0.3 million decrease in tape-out expenses associated with the development of new products, partially offset by a $0.1 million increase in software costs.

Selling, general and administrative expense (dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Selling, general and administrative	$2,510	$2,520	$(10)	(0.4)%

Selling, general and administrative expenses remained flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Transaction-related expenses (dollars in thousands)

	Three Months Ended March 31,		Change		Three Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Transaction-related expenses	$2,110	$-	$2,110	100%	$2,110	$-	$2,110	100%

During the three months ended March 31, 2025, we incurred $2.1 million of non-recurring transaction costs in connection with the Proposed Transaction. These costs primarily consisted of $1.5 million in legal fees and $0.6 million in investment banking advisory fees. There were no transaction-related expenses during the three months ended March 31, 2024.

Other income, net (dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Other income, net	$651	$773	$(122)	-16%

Other income, net decreased by $0.1 million or 16% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a $0.4 million decrease driven by reimbursement of fixed asset purchased and depreciated previously and a $0.1 million decrease in other income, partially offset by a $0.4 million increase in interest income.

Provision for income taxes (dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Provision for income taxes	$304	$585	$(281)	(48)%

The provision for income taxes decreased by $0.3 million, or 48%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in profit before taxes, unfavorable transaction cost adjustment and significant stock based compensation windfalls.

Liquidity and Capital Resources

Our primary use of cash is to fund our operations as we continue to grow our business. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the changes in our outstanding accounts payable and accrued expenses. Our cash and cash equivalents as of March 31, 2025 were $70.1 million. We believe our existing cash and cash equivalents, and cash we expect to generate from operations in the future will be sufficient to meet our anticipated cash needs for at least the next 12 months.

In 2021, our board of directors adopted a dividend policy to link dividend payments to business performance on an ongoing basis. During the three months ended March 31, 2025, cash used in financing activities consists primarily of $4.7 million in dividend payments to holders of our common stock (including common stock underlying JDS) under this adopted dividend policy.

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

A summary of operating, investing and financing activities are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$2,242	$2,999
Net cash provided by (used in) investing activities	4,522	(329)
Net cash used in financing activities	(4,484)	(4,585)
Net increase (decrease) in cash and cash equivalents	$2,280	$(1,915)

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by fluctuations in sales. Our primary uses of cash from operating activities have been for personnel costs, legal fees in connection with the Proposed Transaction, investments in research and development and sales and marketing.

During the three months ended March 31, 2025, net cash provided by operating activities was $2.2 million, due to net income of $2.3 million, net cash inflows from non-cash charges of $0.6 million and net cash outflows from changes in operating assets and liabilities of $0.6 million.

Net cash inflows from non-cash charges of $0.6 million consisted of an inventory revaluation adjustment of $0.5 million, stock-based compensation of $0.4 million, amortization of operating lease right-of-use assets of $0.2 million, and depreciation and amortization of $0.1 million, partially offset by an increase in deferred tax assets of $0.6 million.

Net cash outflows from changes in operating assets and liabilities totaled $0.6 million, consisting of a $1.3 million decrease in customer deposit, a $0.8 million decrease in accounts payable, and a $0.1 million decrease in other liabilities, partially offset by the inflows from a $0.8 million decrease in inventory, net of valuation adjustment, as product sales were in excess of units manufactured during the period and on hand, a $0.5 million decrease in prepaid expenses and other current assets, a $0.2 million increase in accrued expenses, and a $0.1 million decrease in accounts receivable.

During the three months ended March 31, 2024, net cash provided by operating activities was $3.0 million, due to net income of $4.4 million, net cash outflows from non-cash charges of $0.1 million, and net cash outflows from changes in operating assets and liabilities of $1.3 million. Non-cash charges primarily consisted of the accretion of premium on available-for-sale investments of $0.4 million, an increase in deferred tax assets of $0.3 million, and gain on disposal of fixed asset of $0.1 million, partially offset by stock-based compensation of $0.4 million, amortization of operating lease right-of-use assets of $0.2 million, and depreciation and amortization of $0.1 million. Net cash outflows from changes in operating assets and liabilities totaled $1.3 million, consisting of a $1.6 million increase in inventory, net of valuation adjustment, as units manufactured during the period and on hand were in excess of product sales, a $0.6 million decrease in customer deposit, and a $0.1 million decrease in accounts payable. Outflows were partially offset by the inflow from a $1.0 million increase in accrued liabilities due to the timing of payments to vendors.

Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $4.5 million, primarily attributable to proceeds from maturities of debt securities.

During the three months ended March 31, 2024, cash used in investing activities was $0.3 million, primarily attributable to investments in debt securities, net of proceeds from maturities of debt securities.

Financing Activities

During the three months ended March 31, 2025, cash used in financing activities was approximately $4.5 million, primarily due to the outflow of $4.7 million in dividend payments, partially offset by the inflow of $0.2 million in net proceeds from exercise of stock options.

During the three months ended March 31, 2024, cash used in financing activities was approximately $4.6 million, primarily due to the outflow of $4.6 million in dividend payments.

Contractual Obligations

Our outstanding contractual obligations as of March 31, 2025 are summarized in the following table (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	More than 3 years
Purchase commitments	$1,517	1,194	323	—
Operating leases	945	758	187	—

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

Critical Accounting Policies, Significant Estimates and Judgments

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a summary of our critical accounting estimates.

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

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Substantially all of our revenue was derived from sales outside of the U.S. in the three months ended March 31, 2025 and 2024. This revenue is generated in U.S. dollars with sales through distributors worldwide. Our operating expenses are denominated in the currencies of the countries in which our subsidiaries are located and may be subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging contracts, but may elect to do so in the future. A hypothetical increase or decrease of 10% in foreign exchange rates for the three months ended March 31, 2025 and 2024 would not have resulted in a significant increase or decrease in revenue or net income during those periods.

The U.S. dollar is the functional currency for all of our foreign operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency of the subsidiary at the balance sheet date. The gains and losses from remeasurement of foreign currency denominated balances into the functional currency of the subsidiary are included in other income, net on our condensed consolidated statements of income and comprehensive income.

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

A hypothetical increase or decrease of 10% in interest rates in the three months ended March 31, 2025 and 2024 would not have resulted in a significant increase or decrease in cash, cash equivalents or the fair value of our investment during those periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the previously disclosed risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider these factors, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision.

Item 5. Other Information.

(c) Trading Plans.

During the three months ended March 31, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

2.1+

Agreement and Plan of Merger, dated as of January 15, 2025, by and among ASMedia Technology Inc., a Taiwanese corporation, Apex Merger Sub Inc., a Delaware corporation, and Techpoint, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 15, 2025.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Techpoint, Inc.

Date: May 15, 2025	By:	/s/ Fumihiro Kozato
Fumihiro Kozato
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Michelle P. Ho
Michelle P. Ho
Interim Chief Financial Officer (Principal Financial Officer)